Form 10-Q
period 1997-03-31
MLH INCOME REALTY PARTNERSHIP VI
filed 1997-05-14
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


      For Quarter Ended                             Commission File Number
       March 31, 1997                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
          (State of Organization)          (I.R.S. Employer Identification No.)

                       World Financial Center, South Tower
                225 Liberty Street, New York, New York 10080-6112
               (Address of principal executive office) (Zip Code)

     Registrant's telephone number, including area code: (800) 288-3694.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No __.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets, March 31, 1997 and November 30, 1996.

Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and February 29, 1996

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 1997 and February 29, 1996

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                    (Unaudited)
                                                                  March 31, 1997        November 30, 1996
                                                                 ---------------          ---------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
Land                                                             $        26,716          $        26,716
Other real estate assets                                                   6,199                    5,841
                                                                 ---------------          ---------------
    Total real estate investments                                         32,915                   32,557
                                                                 ---------------          ---------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                              8,310                    9,083
Interest and other receivables, net of allowances
  of $1,851 in 1997 and $1,600 in 1996                                        20                      101
Prepaid expenses and other                                                    --                        4
                                                                 ---------------          ---------------
    Total other assets                                                     8,330                    9,188
                                                                 ---------------          ---------------
    TOTAL                                                        $        41,245          $        41,745
                                                                 ===============          ===============

LIABILITIES:
Accounts payable and accrued expenses                            $           366          $           319
Other liabilities                                                            573                      628
                                                                 ---------------          ---------------
    Total liabilities                                                        939                      947
                                                                 ---------------          ---------------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                       25                       25
  Cumulative income                                                       20,405                   20,405
  Cumulative distributions                                               (20,430)                 (20,430)
                                                                 ---------------          ---------------
                                                                               -                        -
                                                                 ---------------          ---------------
Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                        294,968                  294,968
  Cumulative income                                                      104,619                  105,111
  Cumulative distributions                                              (359,281)                (359,281)
                                                                 ---------------          ---------------
                                                                          40,306                   40,798
                                                                 ---------------          ---------------
    Total Partners' Capital                                               40,306                   40,798
                                                                 ---------------          ---------------
    TOTAL                                                        $        41,245          $        41,745
                                                                 ===============          ===============


                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)

                                                                         For the Three Months Ended
                                                                   ----------------------------------------
                                                                   March 31, 1997         February 29, 1996
                                                                   --------------         -----------------
OPERATING REVENUES:
Rental                                                             $            33          $         1,174
Interest                                                                        82                      852
Gains on sales of real estate
  investments (Note 3)                                                           0                    1,382
                                                                   ---------------          ---------------
              Total operating revenues                                         115                    3,408
                                                                   ---------------          ---------------

OPERATING EXPENSES:
Property operating                                                             453                      822
Depreciation                                                                     0                      288
General and administrative                                                     118                      247
Provision for loss on sale of
  real estate investment (Note 3)                                                0                      430
                                                                   ---------------          ---------------
              Total operating expenses                                         571                    1,787
                                                                   ---------------          ---------------

INCOME (LOSS) FROM OPERATIONS                                                 (456)                   1,621

MINORITY INTEREST IN CONSOLIDATED
       JOINT VENTURE'S OPERATIONS                                                0                        1
                                                                   ---------------          ---------------

NET INCOME (LOSS)                                                  $          (456)         $         1,622
                                                                   ===============          ===============


NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                    $             0          $            66
                                                                   ===============          ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                    $          (456)         $         1,556
                                                                   ===============          ===============

NET INCOME (LOSS) PER UNIT OF LIMITED
       PARTNERSHIP INTEREST                                        $         (1.41)         $          4.83
                                                                   ===============          ===============

UNITS OF LIMITED PARTNERSHIP INTEREST                                      322,275                  322,275
                                                                   ===============          ===============


                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                         For the Three Months Ended
                                                                    ------------------------------------
                                                                    March 31, 1997      February 29, 1996
                                                                    --------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income(loss)                                              $         (456)       $         1,622
      Items reconciling net income(loss) to net cash
        provided by operating activities:
            Gains on sales of real estate investments (Note 3)                  --                 (1,382)
            Provision for loss on sale of real estate
              investment (Note 3)                                               --                    430
            Depreciation                                                        --                    288
            Minority interest in consolidated
              joint venture's operations                                        --                     (1)
            Distributions of earnings to venture partner
              in consolidated joint venture                                     --                    (85)
            Bad Debt Expense                                                   258                     97
      Changes in operating assets and liabilities:
              Interest and other receivables                                  (264)                 1,166
              Accounts payable and accrued expenses                            196                    103
              Other assets and other liabilities, net                            3                    163
                                                                    --------------        ---------------
Net cash provided by (used in) operating activities                           (263)                 2,401
                                                                    --------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of real estate investments,
        net of selling expenses (Note 3)                                        --                 32,426
      Property improvements                                                   (348)                (1,722)
      Maturities of marketable debt securities                                  --                 54,604
      Purchases of marketable debt securities                                   --                (26,343)
                                                                    --------------        ---------------
Net cash provided by (used in) investing activities                           (348)                58,965
                                                                    --------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions paid to partners                                            --                (89,571)
                                                                    --------------        ---------------
Net cash used in financing activities                                           --                (89,571)
                                                                    --------------        ---------------

NET DECREASE IN CASH AND EQUIVALENTS                                          (611)               (28,205)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    8,921                 46,253
                                                                    --------------        ---------------

CASH AND EQUIVALENTS, END OF PERIOD                                 $        8,310        $        18,048
                                                                    ==============        ===============

                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     MLH Income Realty Partnership VI (the "Partnership") was formed under the New York Uniform Limited Partnership Act on December 4, 1984. The Partnership made equity investments in nineteen income-producing properties located throughout the United States. All but one real estate investment has been sold. The Partnership's last remaining real estate investment was formerly known as Treasure Island, a mobile home property (the "property"). Existing zoning permits use of the property only as a mobile home property; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. Although the property was officially closed as a mobile home park on March 15, 1996, certain tenants remain in residence and are involved in a rent strike. Treasure Island Associates, the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, is involved in several lawsuits concerning the closing of the property as a mobile home park and the level of compensation to be paid to certain tenants when they vacate the property (see Note 4 for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of the property). Although the Managing General Partner is making every effort to resolve these issues as quickly as possible, at this time it cannot determine how successful it will be, how long it will take, or at what point this property can most effectively be marketed for sale.

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments were of a normal, recurring nature. Footnote disclosure which substantially duplicates the disclosure contained in the Partnership's Annual Report on Form 10-K for the year ended November 30, 1996, which is hereby incorporated by reference, has been omitted.

       Cash Equivalents and Marketable Debt Securities

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in either "cash and equivalents" or "marketable debt securities". All such securities mature within one year, and any unrealized gains or losses on these securities for the three months ended March 31, 1997 are immaterial.

2.   CHANGE IN FISCAL YEAR

     Effective January 1, 1997, the Partnership changed its fiscal year from a twelve month period ending November 30 to a twelve month period ending December
31. The first such fiscal year began on January 1, 1997 and will end on December 31, 1997. The following is condensed information regarding the consolidated results of operations and cash flows for the 31 day transition period of December 1, 1996 through December 31, 1996 (dollars in thousands):

Condensed Consolidated Statement of Operations:
Operating revenues...............................                      $   87
Operating expenses...............................                        (123)
                                                                       ------
Net loss.........................................                      $  (36)
                                                                       ======
Net loss per Unit of Limited Partnership interest                      $(0.11)
                                                                       ======

Condensed Consolidated Statement of Cash Flows:
Net loss.........................................                      $  (36)
Changes in operating assets and liabilities......                        (116)
                                                                       ------
Net cash used in operating activities............                        (152)
Net cash used in investing activities............                         (10)
                                                                       ------
Net Decrease in cash and equivalents.............                        (162)
Cash and equivalents, beginning of period........                       9,083
                                                                       ------
Cash and equivalents, end of period..............                      $8,921
                                                                       ======

3.   SALES OF REAL ESTATE INVESTMENTS

     During the three months ended February 29, 1996, the Partnership sold four real estate investments: Santa Paula Shopping Center ("Santa Paula"), Lompoc Shopping Center ("Lompoc"), The Macy's Building and its ground lease interest in 1801 Century property East (the "1801 Land"). The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.3 million, while no gain or loss was recorded for the sale of the 1801 Land. For Santa Paula and Lompoc, the Partnership had previously recorded provisions for the anticipated loss on their sale totalling $11.7 million. A gain of $27,000 was recognized at the time of their fiscal 1996 sale to adjust the provisions to the final loss amount. These four sales resulted in net sales proceeds totalling approximately $32.4 million, prior to the payment of the General Partners' 2% carried interest. A fifth real estate investment, Fullerton Business Center South ("Fullerton"), was sold in March 1996. For Fullerton, the Partnership had previously recorded provisions for the anticipated loss on its sale totalling $7.8 million. A further provision of $430,000 was recognized as of February 29, 1996 to adjust the provision to the final March 1996 loss amount.

4.   LITIGATION

Treasure Island Associates Litigation

     The Partnership owns a joint venture partnership interest in the property formerly known as Treasure Island, a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home property owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home property. The Ordinance provides, in part, that a closure is deemed to have occurred whenever fewer than 75% of the spaces in a property contain coaches owned by tenants unrelated to the property owner. The stated purpose of the Ordinance was to allow the City to require mitigation of any adverse impacts caused by a closure.

     TIA has been purchasing mobile home coaches at this property and, in May 1992, reached the threshold described in the Ordinance and applied for a CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on May 1, 1992, and that such closure adversely impacted tenants. To mitigate the impact, the CUP, as adopted, required TIA to do one of the following: (i) guarantee each tenant a 10-year right of occupancy in the property; (ii) if the tenant agrees, relocate each tenant to a comparable mobile home property; or (iii) pay each tenant the in-place value of a comparable coach in a comparable coastal mobile home property. The CUP also required TIA to pay the City approximately $2,856,000 to mitigate the loss of affordable housing opportunities represented by Treasure Island.

     Due to the lack of replacement spaces in other propertys in the region, TIA had originally estimated that the CUP may require up to $23 million in payments to tenants. The CUP also purported to give tenants a right of action against TIA for the benefits due them under the CUP if TIA failed to timely pay these amounts.

     On March 24, 1994, TIA filed a lawsuit in the California Superior Court for the County of Orange (the "Court") against the City to have certain conditions of the CUP declared void. TIA believes that the requirements contained in the CUP violate California law and constitute a taking of TIA's property in violation of the California and United States Constitutions. TIA filed the lawsuit in order to pursue vigorously its legal rights and remedies.

     On March 24, 1994, TIA obtained a temporary restraining order, and on May 5, 1994 a preliminary injunction, prohibiting the City from enforcing the CUP until the Court made a final ruling. On October 4, 1994, the Court rendered its tentative decision, ordering issuance of a writ of mandate and remanding the Resolution to the City for further proceedings consistent with the decision. The Court agreed with TIA that non-resident coach owners are not entitled to mitigation benefits under California law; however, the Court concluded that the mitigation benefits imposed by the City were not illegal if limited to resident owners who would be displaced by closure of the property.

     On November 15, 1994, the City adopted an amended resolution ("Amended Resolution") effectively complying with the tentative decision. On December 21, 1994, the Court filed its final decision and order issuing a writ of mandate, which invalidated a provision of the CUP requiring binding arbitration but otherwise confirmed the tentative decision. Thereafter, the Court ordered dissolution of the preliminary injunction effective February 1, 1995. The tenants have appealed from the final judgment in the case. TIA filed a cross-appeal and has moved for a dismissal of the appeal and to vacate the judgment.

     TIA filed a second lawsuit with the Court on February 14, 1995 in order to preserve TIA's right to challenge the validity of the mitigation measures re-imposed by the Amended Resolution. TIA continues to believe that the mitigation measures imposed by the City, even when limited to resident owners only, violate California statutory law and the California and United States Constitutions. As in the first lawsuit, the Treasure Island Residents and Owners Association ("TIROA") sought leave to intervene in the second lawsuit. TIA did not oppose this request, which was granted on June 13, 1995.

     After filing its second action, TIA entered into an agreement with the City to stay further proceedings in order to pursue settlement negotiations among TIA, the City and TIROA. The parties were unable to reach agreement and, on May 2, 1995, the City adopted a second amended resolution (the "Second Amended Resolution") reducing substantially the total amount of relocation benefits potentially payable to residents.

     In or about April 1995, 58 tenants began withholding rent, in addition to four tenants who earlier began withholding rent, claiming they were owed relocation benefits under the Amended Resolution. TIA initiated unlawful detainer actions against these tenants in the South Orange County Municipal Court to obtain possession of its property. Prior to trial of these actions, TIA had given notice that all tenancies in Treasure Island would terminate March 15, 1996 based upon TIA's CUP closing the property and payment of relocation benefits. On March 15, 1996, these tenants, in addition to approximately seven tenants who rented mobile homes from TIA ("renter tenants"), refused to vacate the premises. Pursuant to a motion for summary judgment, two tenants had judgments entered against them, have been evicted. Six of the renter tenant cases were tried to a jury, and a verdict returned in favor of TIA against all six renter tenants, who have now been evicted. TIA, in or about mid and late March, 1996, initiated a second series of unlawful detainer actions against the remaining tenants based upon property closure. All unlawful detainer actions were consolidated and transferred to the Superior Court, Complex Litigation Panel. The Superior Court entered judgment for possession in favor of TIA against all remaining tenants, based on property closure. The Court permitted the tenants to stay until August 1997, provided they pay rent, to allow time to vacate. Trial is set for June 9, 1997 on TIA's damage claims against these tenants.

     On May 26, 1995, TIROA commenced an action alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended Resolution on environmental and other grounds. The Court rejected TIROA's challenge and upheld the Second Amended Resolution, entering judgment against TIROA. TIROA has appealed.

     On June 16, 1995, 73 plaintiffs filed an action in the United States District Court for the Central District of California alleging violations of the antitrust provisions of the Sherman and Clayton Acts and seeking damages in the estimated amount of $15 million dollars and injunctive relief. The allegations of this complaint are virtually identical to those of the Orange County Superior Court action discussed above. TIA's motion to dismiss was granted, and judgment was entered in TIA's favor. The plaintiffs have appealed.

     A separate action was also filed on June 16, 1995 in the Court on behalf of the same 73 individually named tenants of the property alleging causes of action for breach of implied covenant of good faith and fair dealing, unlawful discrimination, breach of covenant of quiet enjoyment and/or constructive eviction, violation of state antitrust law, and unlawful, unfair and fraudulent business practices and declaratory relief. The complaint seeks damages and injunctive relief for alleged wrongful conduct in a series of actions relating to property closure and evictions of delinquent tenants. On August 22, 1995, TIA's demurrer was sustained in part and overruled in part. Plaintiffs filed their First Amended Complaint on September 6, 1995. TIA answered and initiated discovery.

     On March 26, 1996, Mr. K.P. Rice and 100 other tenants, including virtually all 73 tenants who filed suit on June 16, 1995, filed a new action against TIA in Superior Court alleging claims for declaratory relief, damages, damages for statutory violations, and unlawful, unfair or fraudulent business practices. TIA filed a timely demurrer to this new complaint. The Court ordered the tenants to file a single amended complaint consolidating the claims in this action with the claims the tenants assert in their June 16, 1995 suit. TIA filed a demurrer to the amended complaint. The demurrer was heard on April 15, 1997. The Court ordered the plaintiffs to file an amended, single complaint combining the allegations of the damage suits (the action by the 73 tenants and the action by the 101 tenants). TIA then demurred to that amended complaint. The Court sustained the demurrer without leave to amend as to most claims in the amended compliant, and struck the claim for punitive damages. Three causes of action remain. TIA is conducting discovery in those claims. No trial date has been set.

     The aforementioned suits which remain pending have been consolidated under a single action number in Superior Court. However, it is anticipated that the Court will continue to sever or otherwise order the proceedings as appropriate for the efficient administration of the claims.

     Since June 13, 1995, TIA has executed settlement agreements with 83 tenants out of a total of approximately 160 remaining tenants under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. Also, those tenants agreed to vacate the property under the terms of their settlement with TIA on or before June 11, 1996. By the end of April 1997, all but two of the tenants who signed settlement agreements are expected to vacate the property. The two remaining tenants, who are employees of the managing agent, will vacate when their employment terminates.

     The settlement agreements executed with tenants to date require the payment of a total of approximately $2,400,000, most of which has been paid. At this point in time, TIA is unable to quantify the total amount of any further settlements which may be executed with the remaining tenants.

     On September 1, 1995, TIA served a statutory notice of closure identifying March 15, 1996 as the formal closure date. On February 6, 1996, TIA mailed checks to all such tenants in an amount not to exceed $20,000 per tenant in accordance with the Second Amended Resolution.

     As of September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home property. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,287,990 to secure TIA's obligations under settlement agreements with residents (described in the preceding paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impacts to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement of the City and TIA, the letter of credit expired on June 30, 1996 and was not renewed.

     TIA intends to capitalize the cost of all of the above settlements as part of its investment in the property related to any redevelopment efforts.

     On June 10, 1996, another action was filed against TIA by one individual, David B. Mautner. Mr. Mautner claims to have been improperly denied relocation benefits allegedly owed to him under the resolutions. In a statement of damages, he seeks special damages of $40,000, general damages of $100,000 and punitive damages of $200,000. Mr. Mautner's case has been consolidated with the damage cases filed by the other tenants.

     In February of 1996, the Partnership submitted an application to the City of Laguna Beach for the redevelopment of Treasure Island. The initial application included a combination of detached single-family residences, multi-family housing and resort hotel complex including meeting rooms and restaurants. After receiving input on the proposal from community groups in the City of Laguna Beach, from the City Planning Staff and from various City Council members and Planing Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised application continues to include a hotel resort component along with a residential component with reduced density and intensity of use. TIA is continuing to process entitlements and expects to participate in hearings before the City Planning Commission in the third and fourth quarter of calendar year 1997 and to further participate in hearings before the City Council and the California Coastal Commission during calendar year 1998.

     Partnership Litigation

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996 the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint with the understanding that the time for bringing such claims against those partnerships would be tolled. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"),
(ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second amended Complaint on February 17, 1997. Plaintiffs filed their opposition to the motion for summary judgment on March 28, 1997. Defendants 1 filed their reply papers on April 25, 1997. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit, (ii) equitable fraud, (iii) negligent misrepresentation, (iv) breach of fiduciary duty, (v) breach of implied covenant of good faith and fair dealing,
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages, (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest, (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24, 1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

     On or about February 6, 1996, a putative class action was filed in the Circuit Court for Baltimore City, Maryland and on February 13, 1996, an amended complaint was filed, purportedly on behalf of all persons who purchased unspecified limited partnership interests, which may include interests in the Partnership, against ML & Co., MLPF&S, and a limited partnership for which MLPF&S acted as selling agent, as defendants (collectively, the "Defendants 3"). The amended complaint alleges that the Defendants 3 (i) made material misrepresentations and omitted material information in the offering of interests in the specified limited partnership and other unspecified limited partnerships;
(ii) breached their fiduciary duties; (iii) were unjustly enriched; and (iv) converted the personal property of the plaintiff and other putative class members. The action seeks (i) unspecified compensatory and punitive damages;
(ii) equitable and injunctive relief, including disgorgement of gain, a constructive trust on all fees, discounts and commissions, impounding or attachment of ill-gotten moneys, freezing of assets, and restitution; (iii) reasonable attorneys' fees, costs and expenses incurred in connection with the action; (iv) pre- and post-judgment interest; and (v) such other and further relief as the court may deem necessary or appropriate. Defendants 3 believe that they possess meritorious defenses to the claims in the action, and intend to contest such claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 3 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. By stipulation the parties to the action have agreed to stay this matter pending further proceedings in the New York Consolidated Action. The outcome of this action is not determinable at this time.

     On May 9, 1996, a putative class action was filed in the Supreme Court of the State of New York, County of New York, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and certain other limited partnerships formed by affiliates of the Managing General Partner, against ML & Co., MLPF&S, the General Partners, and certain affiliates of MLH, as defendants (collectively, the "Defendants 4"). The complaint alleges (i) fraud; (ii) negligent misrepresentation; (iii) breach of fiduciary duty; (iv) breach of third party beneficiary contract; and (v) breach of implied covenant. The action seeks (i) an order certifying the proposed Class; (ii) compensatory damages; (iii) consequential damages; (iv) general damages; (v) punitive damages; (vi) disgorgement and restitution; (vii) costs and disbursements;
(viii) reasonable attorneys' fees; and (ix) such other and further relief as the Court may deem just and proper. On May 29, 1996, the parties entered into a stipulation to dismiss the action without prejudice, based on the existence of the New York Consolidated Action. Based on that stipulation, Defendants 4 moved for an order dismissing the action without prejudice. On or about July 9, 1996, the Court entered an order dismissing the action without prejudice.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Liquidity and Capital Resources

     The Partnership's last remaining real estate investment property was formerly known as Treasure Island, a mobile home property (the "property").
Existing zoning permits use of the property only as a mobile home property; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. Although the property was officially closed as a mobile home park on March 15, 1996, certain tenants remain in residence and are involved in a rent strike. Treasure Island Associates, the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, is involved in several lawsuits concerning the closing of the property as a mobile home park and the level of compensation to be paid to certain tenants when they vacate the property (see Part II, Item 1, Legal Proceedings for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of the property). Although the Managing General Partner is making every effort to resolve these issues as quickly as possible, at this time it cannot determine how successful it will be, how long it will take, or at what point the property can most effectively be marketed for sale.

     At March 31, 1997, the Partnership and its consolidated joint venture had cash and equivalents of approximately $8.3 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents and marketable debt securities decreased $773,000 from November 30, 1996 to March 31, 1997 primarily due to disbursements for certain costs related to the redevelopment of the property.

     Cash used in operating activities primarily resulted from the Partnership's operating loss as well as from disbursements for redevelopment costs of the property, net of interest income earned on the Partnership's portfolio of cash equivalents. Cash flows from operating activities decreased from 1996 to 1997 primarily due to the fiscal 1996 sales of various real estate investments.

     Cash provided by investing activities includes the receipt of proceeds from the sales of real estate investments during the first quarter of fiscal 1996 totalling $32.4 million. Cash flows from investing activities are also affected by increases and decreases in the Partnership's portfolio of marketable debt securities. Excess funds are moved between cash and equivalents and longer term marketable debt securities depending on the Partnership's liquidity needs and the relative yields on each type of investment. Additionally, such cash flows are affected by disbursements for the redevelopment of the property.

     Cash flows from financing activities relate entirely to distributions paid to the Partners. Distributions of distributable cash and/or proceeds from the sale of properties, if any, are made semi-annually on or before the last day of the third month following the end of the six month period. Thus, distributions relating to the second half of each year are paid in the first half of the subsequent year. Distributions paid in the first quarter of fiscal 1996 included $83.7 million ($259.60 per Unit paid in December 1995) relating to proceeds from sales of four real estate investments in the second half of fiscal 1995 plus $5.9 million ($16.53 per Unit paid in January 1996) of distributable cash related to the second half of fiscal 1995.

     Cumulative Limited Partners' distributions paid through November 30, 1996 have been allocated to the Limited Partners based upon the dates they became Unit Holders and are summarized as follows:

                                                                                        Percentage
                                                                                         Return of
                                                                  Cumulative             Original
   Date Became                              Cumulative           Distributions            Capital
   Unit Holder             Units           Distributions          Per Unit             Contribution
-----------------------------------------------------------------------------------------------------
June 6, 1986               204,786        $229,684,000            $1,121.58                  112%
August 7, 1986              64,730          72,050,000             1,113.08                  111%
November 25, 1986           25,200          27,670,000             1,098.01                  110%
January 20, 1987             7,477           8,153,000             1,090.41                  109%
March 11, 1987              15,500          16,795,000             1,083.56                  108%
April 23, 1987                 253             272,000             1,077.67                  108%
May 7, 1987                  4,329           4,657,000             1,075.75                  108%


     Such cumulative Limited Partners' distributions included sales proceeds and related interest totalling $211,670,000, or $656.80 per Unit. For income tax purposes all cash distributions are a tax-free return of capital until the cash received exceeds the tax basis of his/her partnership investment. Taxable income or losses of the Partnership are passed through to the Partners for inclusion in their respective tax returns, as reflected on the Federal Schedules K-1 distributed to the Partners each year.

     Considering reserve requirements for the costs associated with the redevelopment and eventual sale of the property, the Partnership's last property (which currently does not generate cash flows from operations), the Partnership does not expect to make future cash distributions to Limited Partners until the sale of this last property. Distributions of future sales proceeds will be made in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership. Buyers and sellers of Units will receive such distributions in accordance with the terms of the Partnership's transfer documents. The level and timing of distributions of sales proceeds will be dependent on the timing of the future sale of the remaining property and the ultimate sale price achieved, as well as on reserve requirements.

     Change in Fiscal Year

     Effective January 1, 1997, the Partnership changed its fiscal year from a twelve month period ending November 30 to a twelve month period ending December
31. During the 31 day transition period of December 1, 1996 through December 31, 1996 the Partnership incurred a net loss of approximately $36,000, which reflects the net operations of the property and general and administrative expenses of the Partnership, net of interest earned on the Partnership's securities investments. The $162,000 decrease in cash and cash equivalents primarily resulted from the operating loss as well as from disbursements for redevelopment costs of the property.

     Results of Operations

     Fluctuations in the Partnership's operating results for the three months ended March 31, 1997, as compared to the three months ended February 29, 1996, are primarily attributable to the following:

     The Partnership's interests in four real estate investments were sold during the first quarter of fiscal 1996. The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.3 million, while no gain or loss was recorded for the sale of the ground lease interest in 1801 Century property East. For Santa Paula Shopping Center ("Santa Paula") and Lompoc Shopping Center ("Lompoc"), the Partnership had recorded provisions for the anticipated losses on their sales totalling $11.7. A gain of $27,000 was recognized at the time of their fiscal 1996 sale to adjust the provisions to the final loss amount. A fifth real estate investment, Fullerton Business Center South ("Fullerton"), was sold in March 1996. For Fullerton, the Partnership had recorded provisions for the anticipated loss on its sale totalling $7.8. A further provision of $430,000 was recognized as of February 29, 1996 to adjust the provision to the final March 1996 loss amount.

     The decreases in rental income, property operating expenses, depreciation expense and minority interest in consolidated joint venture's operations primarily relate to various property sales in fiscal 1996.

                                     PART II

Item 1. Legal Proceedings

Response:

Treasure Island Associates Litigation

     The Partnership owns a joint venture partnership interest in the property formerly known as Treasure Island, a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home property owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home property. The Ordinance provides, in part, that a closure is deemed to have occurred whenever fewer than 75% of the spaces in a property contain coaches owned by tenants unrelated to the property owner. The stated purpose of the Ordinance was to allow the City to require mitigation of any adverse impacts caused by a closure.

     TIA has been purchasing mobile home coaches at this property and, in May 1992, reached the threshold described in the Ordinance and applied for a CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on May 1, 1992, and that such closure adversely impacted tenants. To mitigate the impact, the CUP, as adopted, required TIA to do one of the following: (i) guarantee each tenant a 10-year right of occupancy in the property; (ii) if the tenant agrees, relocate each tenant to a comparable mobile home property; or (iii) pay each tenant the in-place value of a comparable coach in a comparable coastal mobile home property. The CUP also required TIA to pay the City approximately $2,856,000 to mitigate the loss of affordable housing opportunities represented by Treasure Island.

     Due to the lack of replacement spaces in other propertys in the region, TIA had originally estimated that the CUP may require up to $23 million in payments to tenants. The CUP also purported to give tenants a right of action against TIA for the benefits due them under the CUP if TIA failed to timely pay these amounts.

     On March 24, 1994, TIA filed a lawsuit in the California Superior Court for the County of Orange (the "Court") against the City to have certain conditions of the CUP declared void. TIA believes that the requirements contained in the CUP violate California law and constitute a taking of TIA's property in violation of the California and United States Constitutions. TIA filed the lawsuit in order to pursue vigorously its legal rights and remedies.

     On March 24, 1994, TIA obtained a temporary restraining order, and on May 5, 1994 a preliminary injunction, prohibiting the City from enforcing the CUP until the Court made a final ruling. On October 4, 1994, the Court rendered its tentative decision, ordering issuance of a writ of mandate and remanding the Resolution to the City for further proceedings consistent with the decision. The Court agreed with TIA that non-resident coach owners are not entitled to mitigation benefits under California law; however, the Court concluded that the mitigation benefits imposed by the City were not illegal if limited to resident owners who would be displaced by closure of the property.

     On November 15, 1994, the City adopted an amended resolution ("Amended Resolution") effectively complying with the tentative decision. On December 21, 1994, the Court filed its final decision and order issuing a writ of mandate, which invalidated a provision of the CUP requiring binding arbitration but otherwise confirmed the tentative decision. Thereafter, the Court ordered dissolution of the preliminary injunction effective February 1, 1995. The tenants have appealed from the final judgment in the case. TIA filed a cross-appeal and has moved for a dismissal of the appeal and to vacate the judgment.

     TIA filed a second lawsuit with the Court on February 14, 1995 in order to preserve TIA's right to challenge the validity of the mitigation measures re-imposed by the Amended Resolution. TIA continues to believe that the mitigation measures imposed by the City, even when limited to resident owners only, violate California statutory law and the California and United States Constitutions. As in the first lawsuit, the Treasure Island Residents and Owners Association ("TIROA") sought leave to intervene in the second lawsuit. TIA did not oppose this request, which was granted on June 13, 1995.

     After filing its second action, TIA entered into an agreement with the City to stay further proceedings in order to pursue settlement negotiations among TIA, the City and TIROA. The parties were unable to reach agreement and, on May 2, 1995, the City adopted a second amended resolution (the "Second Amended Resolution") reducing substantially the total amount of relocation benefits potentially payable to residents.

     In or about April 1995, 58 tenants began withholding rent, in addition to four tenants who earlier began withholding rent, claiming they were owed relocation benefits under the Amended Resolution. TIA initiated unlawful detainer actions against these tenants in the South Orange County Municipal Court to obtain possession of its property. Prior to trial of these actions, TIA had given notice that all tenancies in Treasure Island would terminate March 15, 1996 based upon TIA's CUP closing the property and payment of relocation benefits. On March 15, 1996, these tenants, in addition to approximately seven tenants who rented mobile homes from TIA ("renter tenants"), refused to vacate the premises. Pursuant to a motion for summary judgment, two tenants had judgments entered against them, have been evicted. Six of the renter tenant cases were tried to a jury, and a verdict returned in favor of TIA against all six renter tenants, who have now been evicted. TIA, in or about mid and late March, 1996, initiated a second series of unlawful detainer actions against the remaining tenants based upon property closure. All unlawful detainer actions were consolidated and transferred to the Superior Court, Complex Litigation Panel. The Superior Court entered judgment for possession in favor of TIA against all remaining tenants, based on property closure. The Court permitted the tenants to stay until August 1997, provided they pay rent, to allow time to vacate. Trial is set for June 9, 1997 on TIA's damage claims against these tenants.

     On May 26, 1995, TIROA commenced an action alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended Resolution on environmental and other grounds. The Court rejected TIROA's challenge and upheld the Second Amended Resolution, entering judgment against TIROA. TIROA has appealed.

     On June 16, 1995, 73 plaintiffs filed an action in the United States District Court for the Central District of California alleging violations of the antitrust provisions of the Sherman and Clayton Acts and seeking damages in the estimated amount of $15 million dollars and injunctive relief. The allegations of this complaint are virtually identical to those of the Orange County Superior Court action discussed above. TIA's motion to dismiss was granted, and judgment was entered in TIA's favor. The plaintiffs have appealed.

     A separate action was also filed on June 16, 1995 in the Court on behalf of the same 73 individually named tenants of the property alleging causes of action for breach of implied covenant of good faith and fair dealing, unlawful discrimination, breach of covenant of quiet enjoyment and/or constructive eviction, violation of state antitrust law, and unlawful, unfair and fraudulent business practices and declaratory relief. The complaint seeks damages and injunctive relief for alleged wrongful conduct in a series of actions relating to property closure and evictions of delinquent tenants. On August 22, 1995, TIA's demurrer was sustained in part and overruled in part. Plaintiffs filed their First Amended Complaint on September 6, 1995. TIA answered and initiated discovery.

     On March 26, 1996, Mr. K.P. Rice and 100 other tenants, including virtually all 73 tenants who filed suit on June 16, 1995, filed a new action against TIA in Superior Court alleging claims for declaratory relief, damages, damages for statutory violations, and unlawful, unfair or fraudulent business practices. TIA filed a timely demurrer to this new complaint. The Court ordered the tenants to file a single amended complaint consolidating the claims in this action with the claims the tenants assert in their June 16, 1995 suit. TIA filed a demurrer to the amended complaint. The demurrer was heard on April 15, 1997. The Court ordered the plaintiffs to file an amended, single complaint combining the allegations of the damage suits (the action by the 73 tenants and the action by the 101 tenants). TIA then demurred to that amended complaint. The Court sustained the demurrer without leave to amend as to most claims in the amended compliant, and struck the claim for punitive damages. Three causes of action remain. TIA is conducting discovery in those claims. No trial date has been set.

     The aforementioned suits which remain pending have been consolidated under a single action number in Superior Court. However, it is anticipated that the Court will continue to sever or otherwise order the proceedings as appropriate for the efficient administration of the claims.

     Since June 13, 1995, TIA has executed settlement agreements with 83 tenants out of a total of approximately 160 remaining tenants under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. Also, those tenants agreed to vacate the property under the terms of their settlement with TIA on or before June 11, 1996. By the end of April 1997, all but two of the tenants who signed settlement agreements are expected to vacate the property. The two remaining tenants, who are employees of the managing agent, will vacate when their employment terminates.

     The settlement agreements executed with tenants to date require the payment of a total of approximately $2,400,000, most of which has been paid. At this point in time, TIA is unable to quantify the total amount of any further settlements which may be executed with the remaining tenants.

     On September 1, 1995, TIA served a statutory notice of closure identifying March 15, 1996 as the formal closure date. On February 6, 1996, TIA mailed checks to all such tenants in an amount not to exceed $20,000 per tenant in accordance with the Second Amended Resolution.

     As of September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home property. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,287,990 to secure TIA's obligations under settlement agreements with residents (described in the preceding paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impacts to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement of the City and TIA, the letter of credit expired on June 30, 1996 and was not renewed.

     TIA intends to capitalize the cost of all of the above settlements as part of its investment in the property related to any redevelopment efforts.

     On June 10, 1996, another action was filed against TIA by one individual, David B. Mautner. Mr. Mautner claims to have been improperly denied relocation benefits allegedly owed to him under the resolutions. In a statement of damages, he seeks special damages of $40,000, general damages of $100,000 and punitive damages of $200,000. Mr. Mautner's case has been consolidated with the damage cases filed by the other tenants.

     In February of 1996, the Partnership submitted an application to the City of Laguna Beach for the redevelopment of Treasure Island. The initial application included a combination of detached single-family residences, multi-family housing and resort hotel complex including meeting rooms and restaurants. After receiving input on the proposal from community groups in the City of Laguna Beach, from the City Planning Staff and from various City Council members and Planing Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised application continues to include a hotel resort component along with a residential component with reduced density and intensity of use. TIA is continuing to process entitlements and expects to participate in hearings before the City Planning Commission in the third and fourth quarter of calendar year 1997 and to further participate in hearings before the City Council and the California Coastal Commission during calendar year 1998.

PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996 the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint with the understanding that the time for bringing such claims against those partnerships would be tolled. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"),
(ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second amended Complaint on February 17, 1997. Plaintiffs filed their opposition to the motion for summary judgment on March 28, 1997. Defendants 1 filed their reply papers on April 25, 1997. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit, (ii) equitable fraud, (iii) negligent misrepresentation, (iv) breach of fiduciary duty, (v) breach of implied covenant of good faith and fair dealing,
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages, (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest, (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24, 1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S.

     On or about February 6, 1996, a putative class action was filed in the Circuit Court for Baltimore City, Maryland and on February 13, 1996, an amended complaint was filed, purportedly on behalf of all persons who purchased unspecified limited partnership interests, which may include interests in the Partnership, against ML & Co., MLPF&S, and a limited partnership for which MLPF&S acted as selling agent, as defendants (collectively, the "Defendants 3"). The amended complaint alleges that the Defendants 3 (i) made material misrepresentations and omitted material information in the offering of interests in the specified limited partnership and other unspecified limited partnerships;
(ii) breached their fiduciary duties; (iii) were unjustly enriched; and (iv) converted the personal property of the plaintiff and other putative class members. The action seeks (i) unspecified compensatory and punitive damages;
(ii) equitable and injunctive relief, including disgorgement of gain, a constructive trust on all fees, discounts and commissions, impounding or attachment of ill-gotten moneys, freezing of assets, and restitution; (iii) reasonable attorneys' fees, costs and expenses incurred in connection with the action; (iv) pre- and post-judgment interest; and (v) such other and further relief as the court may deem necessary or appropriate. Defendants 3 believe that they possess meritorious defenses to the claims in the action, and intend to contest such claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 3 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. By stipulation the parties to the action have agreed to stay this matter pending further proceedings in the New York Consolidated Action. The outcome of this action is not determinable at this time.

     On May 9, 1996, a putative class action was filed in the Supreme Court of the State of New York, County of New York, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and certain other limited partnerships formed by affiliates of the Managing General Partner, against ML & Co., MLPF&S, the General Partners, and certain affiliates of MLH, as defendants (collectively, the "Defendants 4"). The complaint alleges (i) fraud; (ii) negligent misrepresentation; (iii) breach of fiduciary duty; (iv) breach of third party beneficiary contract; and (v) breach of implied covenant. The action seeks (i) an order certifying the proposed Class; (ii) compensatory damages; (iii) consequential damages; (iv) general damages; (v) punitive damages; (vi) disgorgement and restitution; (vii) costs and disbursements;
(viii) reasonable attorneys' fees; and (ix) such other and further relief as the Court may deem just and proper. On May 29, 1996, the parties entered into a stipulation to dismiss the action without prejudice, based on the existence of the New York Consolidated Action. Based on that stipulation, Defendants 4 moved for an order dismissing the action without prejudice. On or about July 9, 1996, the Court entered an order dismissing the action without prejudice.

Items 2-5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  Responses:

                  a)       Exhibits: Exhibit 27  Financial Data Schedule
                                     For the period ending March 31, 1997.

                  b)       Reports on Form 8-K:  None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      ______________________________
                                 Joseph S. Valenti
                                 Vice President and
                                 Chief Financial Officer




Dated:  May 14, 1997