Form 10-Q
period 1997-06-30
MLH INCOME REALTY PARTNERSHIP VI
filed 1997-08-14
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


      For Quarter Ended                             Commission File Number
       June 30, 1997                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets, June 30, 1997 and November 30, 1996.

Consolidated Statements of Operations for the Six Months Ended June 30, 1997 and
 May 31, 1996

Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 1997 and May 31, 1996

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                    (Unaudited)
                                                                  June 30, 1997        November 30, 1996
                                                                 ---------------          ---------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
Land                                                             $        26,716          $        26,716
Other real estate assets                                                   6,714                    5,841
                                                                 ---------------          ---------------
    Total real estate investments                                         33,430                   32,557
                                                                 ---------------          ---------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                              7,324                    9,083
Interest and other receivables, net of allowances
  of $1,903 in 1997 and $1,600 in 1996                                        21                      101
Prepaid expenses and other                                                     9                        4
                                                                 ---------------          ---------------
    Total other assets                                                     7,354                    9,188
                                                                 ---------------          ---------------
    TOTAL                                                        $        40,784          $        41,745
                                                                 ===============          ===============

LIABILITIES:
Accounts payable and accrued expenses                            $           183          $           319
Other liabilities                                                            532                      628
                                                                 ---------------          ---------------
    Total liabilities                                                        715                      947
                                                                 ---------------          ---------------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                       25                       25
  Cumulative income                                                       20,405                   20,405
  Cumulative distributions                                               (20,430)                 (20,430)
                                                                 ---------------          ---------------
                                                                               -                        -
                                                                 ---------------          ---------------
Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                        294,968                  294,968
  Cumulative income                                                      104,382                  105,111
  Cumulative distributions                                              (359,281)                (359,281)
                                                                 ---------------          ---------------
                                                                          40,069                   40,798
                                                                 ---------------          ---------------
    Total Partners' Capital                                               40,069                   40,798
                                                                 ---------------          ---------------
    TOTAL                                                        $        40,784          $        41,745
                                                                 ===============          ===============


                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)

                                                     For the Three Months Ended     For the Six Months Ended
                                                       June 30,       May 31,        June 30,        May 31,
                                                     -----------    -----------    -----------    -----------
                                                         1997           1996           1997           1996
                                                     -----------    -----------    -----------    -----------
OPERATING REVENUES:
Rental                                                       145    $       255            178    $     1,429
Interest                                                     124            739            206          1,591
Gains on sales of real
   estate investments (Note 3)                                --            (13)            --          1,369
                                                     -----------    -----------    -----------    -----------
             Total operating revenues                        269            981            384          4,389
                                                     -----------    -----------    -----------    -----------

OPERATING EXPENSES:
Property operating                                           444            513            897          1,335
Depreciation                                                  --             --             --            288
General and administrative                                    62            275            180            522
Losses on sales of real estate
  investments (Note 3)                                        --             --             --            430
                                                     -----------    -----------    -----------    -----------
             Total operating expenses                        506            788          1,077          2,575
                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                               (237)           193           (693)         1,814

MINORITY INTEREST IN CONSOLIDATED
       JOINT VENTURE'S OPERATIONS                             --             --             --              1
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                           (237)   $       193           (693)   $     1,815
                                                     ===========    ===========    ===========    ===========


NET INCOME ALLOCATED TO
  GENERAL PARTNERS                                            --    $     4,254             --    $     4,320
                                                     ===========    ===========    ===========    ===========

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                          (237)   $    (4,061)          (693)   $    (2,505)
                                                     ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
       PARTNERSHIP INTEREST                                (0.74)   $    (12.60)         (2.15)   $     (7.77)
                                                     ===========    ===========    ===========    ===========

DISTRIBUTIONS PER UNIT OF LIMITED
       PARTNERSHIP INTEREST:
       Distributable sale proceeds                            --    $    123.41             --    $    123.41
       Distributable cash                                     --             --             --             --
                                                     -----------    -----------    -----------    -----------
                                                              --    $    123.41             --    $    123.41
                                                     ===========    ===========    ===========    ===========

UNITS OF LIMITED PARTNERSHIP INTEREST                    322,275        322,275        322,275        322,275
                                                     ===========    ===========    ===========    ===========




                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                     For the Six Months Ended
                                                                      June 30,       May 31,
                                                                    -----------    -----------
                                                                        1997           1996
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                              $      (693)   $     1,815
     Items reconciling net income to net cash
       provided by operating activities:
           Gains on sales of real estate investments (Note 3)                --         (1,369)
           Provision for loss on sale of real estate
             investment (Note 3)                                             --            430
           Depreciation                                                      --            288
           Minority interest in consolidated joint
             venture's operations                                            --             (1)
           Distributions of earnings to venture partner
             in consolidated joint venture                                   --            (85)
           Bad Debt Expense                                                 377            363
           Changes in operating assets and liabilities:
              Interest and other receivables                               (385)           582
              Accounts payable and accrued expenses                          13           (562)
              Other assets and other liabilities, net                        (6)           130
                                                                    -----------    -----------
Net cash provided by (used in)operating activities                         (694)         1,591
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments,
       net of selling expenses (Note 3)                                      --         42,901
     Property improvements                                                 (903)        (2,269)
     Maturities of marketable debt securities                                --         54,604
     Purchases of marketable debt securities                                 --        (26,343)
                                                                    -----------    -----------
Net cash provided by (used in) investing activities                        (903)        68,893
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to partners                                          --        (89,571)
                                                                    -----------    -----------
Net cash used in financing activities                                        --        (89,571)
                                                                    -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                                     (1,597)       (19,087)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 8,921         46,253
                                                                    -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                                 $     7,324    $    27,166
                                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     MLH Income Realty Partnership VI (the "Partnership") was formed under the New York Uniform Limited Partnership Act on December 4, 1984. The Partnership made equity investments in nineteen income-producing properties located throughout the United States. All but one real estate investment has been sold. The Partnership's last remaining real estate investment was formerly known as Treasure Island, a mobile home park (the "property"). Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. Although the property was officially closed as a mobile park on March 15, 1996, certain tenants remained at the property and were involved in a rent strike. Treasure Island Associates (TIA), the joint venture between the partnership and an unaffiliated entity through which the Partnership owns an interest in the property, is involved in several lawsuits concerning the closing of the property as a mobile home park, the level of compensation to be paid to certain tenants when they vacated the property and back rents owed to TIA by such tenants (see
Note 4 for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of the property). There have been significant decisions at the trial court and appellate levels that have disposed of critical issues in TIA's favor and the two tenants who remain at the property are expected to be evicted by August 31, 1997. TIA is, and has been, engaged in extensive negotiations in an effort to resolve the various outstanding tenant and TIA claims on an individual basis. Although the Managing General Partner is endeavoring to swiftly resolve these matters, at this time the Managing General Partner is unable to predict with certainty when these claims might be finally resolved or at what point this property can most effectively be marketed for sale.

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

       Cash Equivalents and Marketable Debt Securities

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in either "cash and equivalents" or "marketable debt securities". All such securities mature within one year, and any unrealized gains or losses on these securities for the six months ended June 30, 1997 are immaterial.

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
                                                                       ======

3.   SALES OF REAL ESTATE INVESTMENTS

     During the six months ended May 31, 1996, the Partnership sold four real estate investments: Santa Paula Shopping Center ("Santa Paula"), Lompoc Shopping Center ("Lompoc"), The Macy's Building and its ground lease interest in 1801 Century property East (the "1801 Land"). The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.3 million, while no gain or loss was recorded for the sale of the 1801 Land. For Santa Paula and Lompoc, the Partnership had previously recorded provisions for the anticipated loss on their sale totalling $11.7 million. A gain of $27,000 was recognized at the time of their fiscal 1996 sale to adjust the provisions to the final loss amount. These four sales resulted in net sales proceeds totalling approximately $32.4 million, prior to the payment of the General Partners' 2% carried interest. A fifth real estate investment, Fullerton Business Center South ("Fullerton"), was sold in March 1996. For Fullerton, the Partnership had previously recorded provisions for the anticipated loss on its sale totalling $7.8 million. A further provision of $430,000 was recognized as of February 29, 1996 to adjust the provision to the final March 1996 loss amount.

4.   LITIGATION

Treasure Island Associates Litigation

     The Partnership owns a joint venture partnership interest in the property formerly known as Treasure Island, a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home park owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home park. The Ordinance provides, in part, that a closure is deemed to have occurred whenever fewer than 75% of the spaces in a park contain coaches owned by tenants unrelated to the park owner. The stated purpose of the Ordinance was to allow the City to require mitigation of any adverse impacts caused by a closure.

     TIA has been purchasing mobile home coaches at this property and, in May 1992, reached the threshold described in the Ordinance and applied for a CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on May 1, 1992, and that such closure adversely impacted tenants. To mitigate the impact, the CUP, as adopted, required TIA to do one of the following: (i) guarantee each tenant a 10-year right of occupancy in the park; (ii) if the tenant agrees, relocate each tenant to a comparable mobile home park; or (iii) pay each tenant the in-place value of a comparable coach in a comparable coastal mobile home park. The CUP also required TIA to pay the City approximately $2,856,000 to mitigate the loss of affordable housing opportunities represented by Treasure Island.

     Due to the lack of replacement spaces in other parks in the region, TIA had originally estimated that the CUP may require up to $23 million in payments to tenants. The CUP also purported to give tenants a right of action against TIA for the benefits due them under the CUP if TIA failed to timely pay these amounts.

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

     On March 24, 1994, TIA obtained a temporary restraining order, and on May 5, 1994 a preliminary injunction, prohibiting the City from enforcing the CUP until the Court made a final ruling. On October 4, 1994, the Court rendered its tentative decision, ordering issuance of a writ of mandate and remanding the Resolution to the City for further proceedings consistent with the decision. The Court agreed with TIA that non-resident coach owners are not entitled to mitigation benefits under California law; however, the Court concluded that the mitigation benefits imposed by the City were not illegal if limited to resident owners who would be displaced by closure of the park.

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

     Since June 13, 1995, and prior to commencing unlawful detainer actions, TIA had executed settlement agreements for 84 tenant spaces out of a total of approximately 159 remaining tenant spaces under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. Also, those tenants agreed to vacate the property under the terms of their settlement with TIA on or before June 11, 1996. By the end of July 1997, all but one of the tenants who signed pre-unlawful detainer action settlement agreements have vacated the property. The one remaining settling tenant, who is an employee of the managing agent, will vacate when his employment terminates.

     The pre-unlawful detainer settlement agreements executed with tenants required the payment of a total of approximately $2,400,000, most of which has been paid.

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

     In or about April 1995, 58 tenants began withholding rent, in addition to four tenants who earlier began withholding rent, claiming they were owed relocation benefits under the Amended Resolution. TIA initiated unlawful detainer actions against these tenants in the South Orange County Municipal Court to obtain possession of its property. Prior to trial of these actions, TIA had given notice that all tenancies in Treasure Island would terminate March 15, 1996 based upon TIA's CUP closing the park and payment of relocation benefits. On February 6, 1996, TIA mailed checks to all such tenants in an amount not to exceed $20,000 per tenant in accordance with the Second Amended Resolution.

     On March 15, 1996, these tenants, in addition to approximately seven tenants who rented mobile homes from TIA ("renter tenants"), refused to vacate the premises. Pursuant to a motion for summary judgment, two tenants who had judgments entered against them, have been evicted. Six of the renter tenant cases were tried to a jury, and a verdict was returned in favor of TIA against all six renter tenants, who have now been evicted.

     TIA, in or about mid and late March 1996, initiated a second series of unlawful detainer actions against the remaining tenants based upon park closure. All unlawful detainer actions were consolidated and transferred to the Superior Court, Complex Litigation Panel. The Superior Court entered judgment for possession in favor of TIA against all remaining tenants, based on park closure. The Court permitted the tenants to stay until August 1997, provided they pay rent, to allow time to vacate. The tenants have appealed from TIA's Judgment for Possession, and had sought in the Appellate Court an additional stay of enforcement of TIA's judgment, pending resolution of the appeal. The Appellate Court denied the request for a further stay. With the exception of two tenants who TIA anticaptes will be evicted by August 31, 1997, all tenants have vacated the property.

     Trial was set for June 9, 1997 on TIA's damage claims against the tenants. During pre-trial hearings, a series of settlement conferences evolved that have resulted in settlement of TIA's damage claims against all but five tenants. Under the terms of the settlements, besides releasing all claims against TIA, the tenants must pay to TIA a total of approximately $807,000. The settlements are currently being formalized and TIA anticipates they will be fully executed by August 31, 1997. TIA anticipates that five of the tenants will not settle, and those matters will proceed to a jury trial on August 18, 1997.

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

     On June 16, 1995, 73 plaintiffs filed an action in the United States District Court for the Central District of California alleging violations of the antitrust provisions of the Sherman and Clayton Acts and seeking damages in the estimated amount of $15 million dollars and injunctive relief. The allegations of this complaint are virtually identical to those of the Orange County Superior Court action discussed above. TIA's motion to dismiss was granted, and judgment was entered in TIA's favor. The plaintiffs appealed, and the United States Ninth Circuit Court of Appeals affirmed the dismissal.

     A separate action was also filed on June 16, 1995 in the Court on behalf of the same 73 individually named tenants of the property alleging causes of action for breach of implied covenant of good faith and fair dealing, unlawful discrimination, breach of covenant of quiet enjoyment and/or constructive eviction, violation of state antitrust law, and unlawful, unfair and fraudulent business practices and declaratory relief. The complaint seeks damages and injunctive relief for alleged wrongful conduct in a series of actions relating to park closure and evictions of delinquent tenants. On August 22, 1995, TIA's demurrer was sustained in part and overruled in part. Plaintiffs filed their First Amended Complaint on September 6, 1995. TIA answered and initiated discovery.

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

     As of September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,287,990 to secure TIA's obligations under settlement agreements with residents (described in the preceding paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impacts to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement of the City and TIA, the letter of credit expired on June 30, 1996 and was not renewed.

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

     In February of 1996, the Partnership submitted an application to the City of Laguna Beach for the redevelopment of Treasure Island. The initial application included a combination of detached single-family residences, multi-family housing and resort hotel complex including meeting rooms and restaurants. After receiving input on the proposal from community groups in the City of Laguna Beach, from the City Planning Staff and from various City Council members and Planning Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised application continues to include a hotel resort component along with a residential component with reduced density and intensity of use. TIA is continuing to process entitlements and expects to participate in hearings before the City Planning Commission in the third and fourth quarter of calendar year 1997 and to further participate in hearings before the City Council and the California Coastal Commission during calendar year 1998.

Partnership Litigation

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996 the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second amended Complaint on February 17, 1997. Defendants 1's motion is more fully submitted and is pending before the Court. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit, (ii) equitable fraud, (iii) negligent misrepresentation, (iv) breach of fiduciary duty, (v) breach of implied covenant of good faith and fair dealing,
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages, (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest, (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24, 1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed without prejudice in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Liquidity and Capital Resources

     The Partnership's last remaining real estate investment property was formerly known as Treasure Island, a mobile home park (the "property"). Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. Although the property was officially closed as a mobile park on March 15, 1996, certain tenants remained at the property and were involved in a rent strike. Treasure Island Associates (TIA), the joint venture between the partnership and an unaffiliated entity through which the Partnership owns an interest in the property, is involved in several lawsuits concerning the closing of the property as a mobile home park, the level of compensation to be paid to certain tenants when they vacated the property and back rents owed to TIA by such tenants (see Part II, Item 1, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of the property). There have been significant decisions at the trial court and appellate levels that have disposed of critical issues in TIA's favor and the two tenants who remain at the property are expected to be evicted by August 31, 1997. TIA is, and has been, engaged in extensive negotiations in an effort to resolve the various outstanding tenant and TIA claims on an individual basis. Although the Managing General Partner is endeavoring to swiftly resolve these matters, at this time the Managing General Partner is unable to predict with certainty when these claims might be finally resolved or at what point this property can most effectively be marketed for sale.

     At June 30, 1997, the Partnership and its consolidated joint venture had cash and equivalents of approximately $7.3 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents and marketable debt securities decreased $1,759,000 from November 30, 1996 to June 30, 1997 primarily due to disbursements for certain costs related to the redevelopment of the property.

     Cash used in operating activities primarily resulted from the Partnership's operating loss as well as from disbursements for redevelopment costs of the property, net of interest income earned on the Partnership's portfolio of cash equivalents. Cash flows from operating activities decreased from 1996 to 1997 primarily due to the fiscal 1996 sales of various real estate investments.

     Cash provided by investing activities includes the receipt of proceeds from the sales of real estate investments during the first half of fiscal 1996 totalling $42.9 million. Cash flows from investing activities are also affected by increases and decreases in the Partnership's portfolio of marketable debt securities. Excess funds are moved between cash and equivalents and longer term marketable debt securities depending on the Partnership's liquidity needs and the relative yields on each type of investment. Additionally, such cash flows are affected by disbursements for the redevelopment of the property.

     Cash flows from financing activities relate entirely to distributions paid to the Partners. Distributions of distributable cash and/or proceeds from the sale of properties, if any, are made semi-annually on or before the last day of the third month following the end of the six month period. Thus, distributions relating to the second half of each year are paid in the first half of the subsequent year. Distributions paid in the first half of fiscal 1996 included $83.7 million ($259.60 per Unit paid in December 1995) relating to proceeds from sales of four real estate investments in the second half of fiscal 1995 plus $5.9 million ($16.53 per Unit paid in January 1996) of distributable cash related to the second half of fiscal 1995.

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

     Results of Operations

     Fluctuations in the Partnership's operating results for the three and six months ended June 30, 1997, as compared to the three and six months ended May 31, 1996, are primarily attributable to the following:

     The Partnership's interests in four real estate investments were sold during the first half of fiscal 1996. The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.3 million, while no gain or loss was recorded for the sale of the ground lease interest in 1801 Century Park East. For Santa Paula Shopping Center ("Santa Paula") and Lompoc Shopping Center ("Lompoc"), the Partnership had recorded provisions for the anticipated losses on their sales totalling $11.7. A gain of $27,000 was recognized at the time of their fiscal 1996 sale to adjust the provisions to the final loss amount. A fifth real estate investment, Fullerton Business Center South ("Fullerton"), was sold in March 1996. For Fullerton, the Partnership had recorded provisions for the anticipated loss on its sale totalling $7.8. A further provision of $430,000 was recognized as of February 29, 1996 to adjust the provision to the final March 1996 loss amount.

     The decreases in rental income, property operating expenses, depreciation expense and minority interest in consolidated joint venture's operations primarily relate to various property sales in fiscal 1996.

                                     PART II

Item 1. Legal Proceedings

Response:

Treasure Island Associates Litigation

     The Partnership owns a joint venture partnership interest in the property formerly known as Treasure Island, a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home park owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home park. The Ordinance provides, in part, that a closure is deemed to have occurred whenever fewer than 75% of the spaces in a park contain coaches owned by tenants unrelated to the park owner. The stated purpose of the Ordinance was to allow the City to require mitigation of any adverse impacts caused by a closure.

     TIA has been purchasing mobile home coaches at this property and, in May 1992, reached the threshold described in the Ordinance and applied for a CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on May 1, 1992, and that such closure adversely impacted tenants. To mitigate the impact, the CUP, as adopted, required TIA to do one of the following: (i) guarantee each tenant a 10-year right of occupancy in the park; (ii) if the tenant agrees, relocate each tenant to a comparable mobile home park; or (iii) pay each tenant the in-place value of a comparable coach in a comparable coastal mobile home park. The CUP also required TIA to pay the City approximately $2,856,000 to mitigate the loss of affordable housing opportunities represented by Treasure Island.

     Due to the lack of replacement spaces in other parks in the region, TIA had originally estimated that the CUP may require up to $23 million in payments to tenants. The CUP also purported to give tenants a right of action against TIA for the benefits due them under the CUP if TIA failed to timely pay these amounts.

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

     On March 24, 1994, TIA obtained a temporary restraining order, and on May 5, 1994 a preliminary injunction, prohibiting the City from enforcing the CUP until the Court made a final ruling. On October 4, 1994, the Court rendered its tentative decision, ordering issuance of a writ of mandate and remanding the Resolution to the City for further proceedings consistent with the decision. The Court agreed with TIA that non-resident coach owners are not entitled to mitigation benefits under California law; however, the Court concluded that the mitigation benefits imposed by the City were not illegal if limited to resident owners who would be displaced by closure of the park.

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

     Since June 13, 1995, and prior to commencing unlawful detainer actions, TIA had executed settlement agreements for 84 tenant spaces out of a total of approximately 159 remaining tenant spaces under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. Also, those tenants agreed to vacate the property under the terms of their settlement with TIA on or before June 11, 1996. By the end of July 1997, all but one of the tenants who signed pre-unlawful detainer action settlement agreements have vacated the property. The one remaining settling tenant, who is an employee of the managing agent, will vacate when his employment terminates.

     The pre-unlawful detainer settlement agreements executed with tenants required the payment of a total of approximately $2,400,000, most of which has been paid.

     In or about April 1995, 58 tenants began withholding rent, in addition to four tenants who earlier began withholding rent, claiming they were owed relocation benefits under the Amended Resolution. TIA initiated unlawful detainer actions against these tenants in the South Orange County Municipal Court to obtain possession of its property. Prior to trial of these actions, TIA had given notice that all tenancies in Treasure Island would terminate March 15, 1996 based upon TIA's CUP closing the park and payment of relocation benefits. On February 6, 1996, TIA mailed checks to all such tenants in an amount not to exceed $20,000 per tenant in accordance with the Second Amended Resolution.

     On March 15, 1996, these tenants, in addition to approximately seven tenants who rented mobile homes from TIA ("renter tenants"), refused to vacate the premises. Pursuant to a motion for summary judgment, two tenants who had judgments entered against them, have been evicted. Six of the renter tenant cases were tried to a jury, and a verdict was returned in favor of TIA against all six renter tenants, who have now been evicted.

     TIA, in or about mid and late March 1996, initiated a second series of unlawful detainer actions against the remaining tenants based upon park closure. All unlawful detainer actions were consolidated and transferred to the Superior Court, Complex Litigation Panel. The Superior Court entered judgment for possession in favor of TIA against all remaining tenants, based on park closure. The Court permitted the tenants to stay until August 1997, provided they pay rent, to allow time to vacate. The tenants have appealed from TIA's Judgment for Possession, and had sought in the Appellate Court an additional stay of enforcement of TIA's judgment, pending resolution of the appeal. The Appellate Court denied the request for a further stay. With the exception of two tenants who TIA anticaptes will be evicted by August 31, 1997, all tenants have vacated the property.

     Trial was set for June 9, 1997 on TIA's damage claims against the tenants. During pre-trial hearings, a series of settlement conferences evolved that have resulted in settlement of TIA's damage claims against all but five tenants. Under the terms of the settlements, besides releasing all claims against TIA, the tenants must pay to TIA a total of approximately $807,000. The settlements are currently being formalized and TIA anticipates they will be fully executed by August 31, 1997. TIA anticipates that five of the tenants will not settle, and those matters will proceed to a jury trial on August 18, 1997.

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

     On June 16, 1995, 73 plaintiffs filed an action in the United States District Court for the Central District of California alleging violations of the antitrust provisions of the Sherman and Clayton Acts and seeking damages in the estimated amount of $15 million dollars and injunctive relief. The allegations of this complaint are virtually identical to those of the Orange County Superior Court action discussed above. TIA's motion to dismiss was granted, and judgment was entered in TIA's favor. The plaintiffs appealed, and the United States Ninth Circuit Court of Appeals affirmed the dismissal.

     A separate action was also filed on June 16, 1995 in the Court on behalf of the same 73 individually named tenants of the property alleging causes of action for breach of implied covenant of good faith and fair dealing, unlawful discrimination, breach of covenant of quiet enjoyment and/or constructive eviction, violation of state antitrust law, and unlawful, unfair and fraudulent business practices and declaratory relief. The complaint seeks damages and injunctive relief for alleged wrongful conduct in a series of actions relating to park closure and evictions of delinquent tenants. On August 22, 1995, TIA's demurrer was sustained in part and overruled in part. Plaintiffs filed their First Amended Complaint on September 6, 1995. TIA answered and initiated discovery.

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

     As of September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,287,990 to secure TIA's obligations under settlement agreements with residents (described in the preceding paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impacts to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement of the City and TIA, the letter of credit expired on June 30, 1996 and was not renewed.

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

     In February of 1996, the Partnership submitted an application to the City of Laguna Beach for the redevelopment of Treasure Island. The initial application included a combination of detached single-family residences, multi-family housing and resort hotel complex including meeting rooms and restaurants. After receiving input on the proposal from community groups in the City of Laguna Beach, from the City Planning Staff and from various City Council members and Planning Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised application continues to include a hotel resort component along with a residential component with reduced density and intensity of use. TIA is continuing to process entitlements and expects to participate in hearings before the City Planning Commission in the third and fourth quarter of calendar year 1997 and to further participate in hearings before the City Council and the California Coastal Commission during calendar year 1998.

Partnership Litigation

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996 the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second amended Complaint on February 17, 1997. Defendants 1's motion is more fully submitted and is pending before the Court. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.
     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit, (ii) equitable fraud, (iii) negligent misrepresentation, (iv) breach of fiduciary duty, (v) breach of implied covenant of good faith and fair dealing,
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages, (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest, (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24, 1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed without prejudice in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

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

Item 6.           Exhibits and Reports on Form 8-K

                  Responses:

                  a)       Exhibits: Exhibit 27  Financial Data Schedule
                                     For the period ending June 30, 1997.

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

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      ______________________________
                                 Audrey Bommer
                                 Vice President & Chief Financial Officer



Dated:  August 14, 1997