Form 10-Q
period 1997-09-30
MLH INCOME REALTY PARTNERSHIP VI
filed 1997-11-14
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997


      For Quarter Ended                             Commission File Number
       September 30, 1997                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets, September 30, 1997 and November 30, 1996.

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 1997
 and August 31, 1996

Consolidated Statements of Cash Flows for the
 Three Months and Nine Months Ended September 30, 1997
 and August 31, 1996

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           Part II Other Information

Item 1.   Legal Proceedings

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                            September 30,      November 30,
                                                                1997              1996
                                                            ------------      ------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
Land                                                        $     26,716      $     26,716
Other real estate assets                                           7,228             5,841
                                                            ------------      ------------
          Total real estate investments                           33,944            32,557
                                                            ------------      ------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                      6,945             9,083
Interest and other receivables, net of allowances
  of $1,568 in 1997 and $1,298 in 1996                                56               101
Prepaid expenses and other                                            12                 4
                                                            ------------      ------------
          Total other assets                                       7,013             9,188
                                                            ------------      ------------

          TOTAL                                             $     40,957      $     41,745
                                                            ============      ============

LIABILITIES:
Accounts payable and accrued expenses                       $        300      $        319
Other liabilities                                                    514               628
                                                            ------------      ------------
          Total liabilities                                          814               947
                                                            ------------      ------------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                               25                25
  Cumulative income                                               20,412            20,405
  Cumulative distributions                                       (20,430)          (20,430)
                                                            ------------      ------------
                                                                       7                --
                                                            ------------      ------------

Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                294,968           294,968
  Cumulative income                                              104,449           105,111
  Cumulative distributions                                      (359,281)         (359,281)
                                                            ------------      ------------
                                                                  40,136            40,798
                                                            ------------      ------------
          Total Partners' capital                                 40,143            40,798
                                                            ------------      ------------

          TOTAL                                             $     40,957      $     41,745
                                                            ============      ============

                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)

                                                            For the Three Months Ended           For the Nine Months Ended
                                                           September 30,      August 31,      September 30,       August 31,
                                                          ------------       ------------      ------------      ------------
                                                              1997              1996              1997              1996
                                                          ------------      ------------      ------------      ------------
OPERATING REVENUES:
Rental                                                    $        420      $      3,376      $        599      $      1,590
Interest                                                           102               897               308             2,278
Gains on sales of real
   estate investments (Note 3)                                      --                 4                --             1,369
                                                          ------------      ------------      ------------      ------------
           Total operating revenues                                522             4,277               907             5,237
                                                          ------------      ------------      ------------      ------------

OPERATING EXPENSES:
Property operating                                                 397             1,320             1,294             1,914
Depreciation                                                        --               768                --               288
General and administrative                                          52               221               232               648
Losses on sales of real estate investments (Note 3)                 --             6,033                --               430
                                                          ------------      ------------      ------------      ------------
           Total operating expenses                                449             8,342             1,526             3,280
                                                          ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                                              73            (4,065)             (619)            1,957

MINORITY INTEREST IN CONSOLIDATED
      JOINT VENTURE'S OPERATIONS                                    --               (22)               --                 1
                                                          ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                         $         73      $     (4,087)     $       (619)     $      1,958
                                                          ============      ============      ============      ============

NET INCOME ALLOCATED TO
  GENERAL PARTNERS                                        $          7      $        191      $          7      $      4,334
                                                          ============      ============      ============      ============

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                        $         66      $     (4,278)     $       (626)     $     (2,376)
                                                          ============      ============      ============      ============

NET INCOME (LOSS) PER UNIT OF LIMITED
      PARTNERSHIP INTEREST                                $       0.21      $     (13.27)     $      (1.94)     $      (7.37)
                                                          ============      ============      ============      ============

DISTRIBUTIONS PER UNIT OF LIMITED
      PARTNERSHIP INTEREST:
      Distributable sale proceeds                         $         --      $         --        $       --      $     123.41
      Distributable cash                                            --                --                --                --
                                                          ------------      ------------      ------------      ------------
                                                          $         --      $         --        $       --      $     123.41
                                                          ============      ============      ============      ============
UNITS OF LIMITED PARTNERSHIP INTEREST                          322,275           322,275           322,275           322,275
                                                          ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                September 30,               August 31,
                                                                                ------------              ------------
                                                                                    1997                      1996
                                                                                ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        (619)             $      1,958
     Items reconciling net income to net cash
       provided by operating activities:
           Gains on sales of real estate investments (Note 3)                            --                    (1,369)
           Provision for loss on sale of real estate
             investment (Note 3)                                                         --                       430
           Depreciation                                                                  --                       288
           Minority interest in consolidated joint
             venture's operations                                                        --                        (1)
           Distributions of earnings to venture partner
             in consolidated joint venture                                               --                       (85)
           Bad Debt Expense                                                              38                       611
           Changes in operating assets and liabilities:
              Interest and other receivables                                            (80)                      915
              Accounts payable and accrued expenses                                     131                      (506)
              Other assets and other liabilities, net                                   (11)                      117
                                                                                -----------              ------------
Net cash provided by (used in)operating activities                                     (541)                    2,358
                                                                                -----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments,
       net of selling expenses (Note 3)                                                  --                    42,901
     Property improvements                                                           (1,435)                   (4,028)
     Settlement of escrow account                                                        --                     1,299
     Maturities of marketable debt securities                                            --                    80,948
     Purchases of marketable debt securities                                             --                   (26,344)
                                                                                -----------              ------------
Net cash provided by (used in) investing activities                                  (1,435)                   94,776
                                                                                -----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to partners                                                      --                  (133,663)
                                                                                -----------              ------------
Net cash used in financing activities                                                    --                  (133,663)
                                                                                -----------              ------------

NET DECREASE IN CASH AND EQUIVALENTS                                                 (1,976)                  (36,529)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             8,921                    46,253
                                                                                -----------              ------------

CASH AND EQUIVALENTS, END OF PERIOD                                                   6,945              $      9,724
                                                                                ===========              ============


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

Valuation of Real Estate Investments

     The Partnership's last remaining real estate investment was formerly known as Treasure Island, a mobile home park (the "property"). Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. Although the property was officially closed as a mobile park on March 15, 1996, certain tenants remained at the property and were involved in a rent strike. Treasure Island Associates (TIA), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, is involved in lawsuits concerning certain tenants and the closing of the property as a mobile home park. See Note 4 for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of the property.

Future Developements of the Property

     The Partnership wishes to insure that statements made regarding expected future developments of the Property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. These forward looking statements are based upon current available data and reflect the Managing General Partner's expectations that the Registrant will successfully receive acceptance by the California Coastal Commission and the City of Laguna Beach. These forward looking statements reflect the Managing General Partner's expectations and are based upon current available data. As a result, actual receipt of such approvals is subject to future events and uncertainties which could materially affect the ability of the Managing General Partner to receive these approvals. Among the factors which could materially affect the Managing General Partner's prospects for receiving the approvals are: (i) uncertainties regarding the granting of approvals by the California Coastal Commission or City of Laguna Beach, (ii) possible delays in the administrative process required to obtain the approvals which are outside the control of the Managing General Partner; (iii) objections by third parties to the development plan proposed by the Managing General Partner for the Property, including possible litigation, which could significantly delay or ultimately prevent the receipt of one or both of the approvals. However, there can be no assurance that the approvals will be obtained. Also, at this time, even assuming the acceptances are obtained on a timely basis, the Managing General Partner is unable to predict with certainty at what point the Property can most effectively be marketed for sale.

     In February of 1996, the Partnership submitted a development proposal to the City of Laguna Beach for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the Property as required by the California Coastal Act.

     After receiving input on the development proposal from community groups, City Planning Staff and various City Councilmembers and Planning Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised development proposal has been reduced in scale and describes a project consisting of a resort center with up to 250 guest rooms and associated conference, restaurant and parking facilities, 47 single-family lots and approximately 11.6 acres of public open space. A draft Environmental Impact Report required by the California Environmental Quality Act was prepared to examine the environmental impacts of the project and was released to the public on August 25, 1997. California law requires a 45-day public review period before the development proposal may be approved by the City Planning Commission.

     Hearings before the City Planning Commission commenced in September 1997 and are expected to continue through December; hearings before the City Council are expected to commence in January, 1998. A hearing on the application before the California Coastal Commission is expected to take place in the second or third quarter of 1998.

     Once the LCP and Specific Plan are approved by the City and the California Coastal Commission, the Partnership will seek implementing approvals which will consist of a site plan for the specific improvements to be constructed on the Property and a tract map which will subdivide the Property for financing and sale purposes.

     Basis of Presentation

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

     Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents" . All such securities mature within one year, and any unrealized gains or losses on these securities for the six months ended September 30, 1997 are immaterial.

     Income Taxes

     No provision for income taxes has been made since all income and losses are allocated to the partners for inclusion in their tax returns.

     Allocations Among Partners

     Pursuant to the Partnership Agreement, Distributable Cash from operations if any, will be allocated 90.16% to the Limited Partners and 9.84% to the Managing General Partners. In addition to the distribution of cash from operations, the Partnership Agreement provides for the General Partners, as a class, to receive 2% of Sale or Financing Proceeds to be distributed, representing their residual carried interest.

     Net income or loss is allocated to the Partners in accordance with the Partnership Agreeement.

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
                                                                       ======

3.   SALES OF REAL ESTATE INVESTMENTS

     During the nine months ended August 31, 1996, the Partnership sold five real estate investments: Santa Paula Shopping Center ("Santa Paula"), Lompoc Shopping Center ("Lompoc"), The Macy's Building and its ground lease interest in 1801 Century property East (the "1801 Land") and Fullerton Business Center South ("Fullerton"). The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.3 million, while no gain or loss was recorded for the sale of the 1801 Land. For Santa Paula and Lompoc a loss of $11.7 million was recognized at the time of their fiscal 1996 sale. For Fullerton, the Partnership had recorded provisions for the anticipated loss prior to the sale date totalling $7.8 million.

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

     Since June 13, 1995, and prior to commencing unlawful detainer actions, TIA had executed settlement agreements for 84 tenant spaces out of a total of approximately 159 remaining tenant spaces under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. Also, those tenants agreed to vacate the property under the terms of their settlement with TIA on or before June 11, 1996. By the end of July 1997, all but one of the tenants who signed pre-unlawful detainer action settlement agreements had vacated the property. The one remaining settling tenant, who is an employee of the managing agent, will vacate when his employment terminates.

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

      TIA, in or about mid and late March 1996, initiated a second series of unlawful detainer actions against the remaining tenants based upon park closure. All unlawful detainer actions were consolidated and transferred to the Superior Court, Complex Litigation Panel. The Superior Court entered judgment for possession in favor of TIA against all remaining tenants, based on park closure. The Court permitted the tenants to stay until August 1997, provided they pay rent, to allow time to vacate. The tenants have appealed from TIA's Judgment for Possession, and had sought in the Appellate Court an additional stay of enforcement of TIA's judgment, pending resolution of the appeal. The Appellate Court denied the request for a further stay. All tenants have now vacated the property.

     Trial was set for June 9, 1997 on TIA's damage claims against the tenants. During pre-trial hearings, a series of settlement conferences evolved that have resulted in settlement of TIA's damage claims against all tenants. Under the terms of the settlements, besides releasing all claims against TIA, the tenants must pay to TIA a total of approximately $807,000. The settlements are currently being formalized and TIA anticipates they will be fully executed by November 30, 1997.

     On May 26, 1995, TIROA commenced an action alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended Resolution on environmental and other grounds. The Court rejected TIROA's challenge and upheld the Second Amended Resolution, entering judgment against TIROA. TIROA has appealed. In or about September 1997, TIA settled its claims with TIROA whereby TIROA will dismiss all actions and appeals in exchange for TIA's assignment of approximately $114,800 of receivables under the terms of its settlement agreements with various tenants. The settlement with TIROA is currently being formalized and TIA anticipates it will be fully executed by November 30, 1997.

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

     The aforementioned suits which remain pending have been consolidated under a single action number in Superior Court. However, it is anticipated that the Court will continue to sever or otherwise order the proceedings as appropriate for the efficient administration of the claims. With the settlement of the tenant unlawful detainer actions and the TIROA action and appeals, those remaining consolidated actions will be dismissed.

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

     A development proposal for the redevelopment of the property has been submitted to the City of Laguna Beach that describes a project consisting of a resort center and associated conference, restaurant and parking facilities, single-family lots and public open space. Hearings before the City Planning Commission have begun and hearings before the City Council are expected to begin in the second or third quarter of 1998.

     Once the proposal is approved by the City of Laguna Beach and the California Coastal Commission, the implementing approvals for construction, and a tract map which will subdivide the property for financing and sale purposes, will be sought from the City. (See Note 1 for a discussion of Future Developments of the Property).

Partnership Litigation

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996 the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second amended Complaint on February 17, 1997. On August 25, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal. Plaintiffs' initial appellate briefs are due on November 17, 1997. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The ultimate outcome of this action is not determinable at this time.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit, (ii) equitable fraud, (iii) negligent misrepresentation, (iv) breach of fiduciary duty, (v) breach of implied covenant of good faith and fair dealing,
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages, (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest, (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24,1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed without prejudice in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

     On or about February 6, 1996, a putative class action was filed in the Circuit Court for Baltimore City, Maryland and on February 13, 1996, an amended complaint was filed, purportedly on behalf of all persons who purchased unspecified limited partnership interests, which may include interests in the Partnership, against ML & Co., MLPF&S, and a limited partnership for which MLPF&S acted as selling agent, as defendants (collectively, the "Defendants 3").The amended complaint alleges that the Defendants 3 (i) made material misrepresentations and omitted material information in the offering of interests in the specified limited partnership and other unspecified limited partnerships;
(ii) breached their fiduciary duties; (iii) were unjustly enriched; and (iv) converted the personal property of the plaintiff and other putative class members. The action seeks (i) unspecified compensatory and punitive damages;
(ii) equitable and injunctive relief, including disgorgement of gain, a constructive trust on all fees, discounts and commissions, impounding or attachment of ill-gotten moneys, freezing of assets, and restitution; (iii) reasonable attorneys' fees, costs and expenses incurred in connection with the action; (iv) pre- and post-judgment interest; and (v) such other and further relief as the court may deem necessary or appropriate. Defendants 3 believe that they possess meritorious defenses to the claims in the action, and intend to contest such claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 3 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. By stipulation the parties to the action have agreed to stay this matter pending further proceedings in the New York Consolidated Action. The outcome of this action is not determinable at this time.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Liquidity and Capital Resources

     The Partnership's last remaining real estate investment property was formerly known as Treasure Island, a mobile home park (the "property"). Existing zoning permits use of the property only as a mobile home park; however, the
Managing  General  Partner  believes  that  changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. Although the property was officially closed as a mobile park on March 15, 1996, certain tenants remained at the property and were involved in a rent strike. Treasure Island Associates (TIA), the joint venture between the partnership and an unaffiliated entity through which the Partnership owns an interest in the property, is involved in lawsuits concerning certain tenants and the closing of the property as a mobile home park, (see Part II, Item 1, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of the property). There have been significant decisions at the trial court and appellate levels that have disposed of critical issues in TIA's favor. TIA is, and has been, engaged in extensive negotiations in an effort to resolve the various outstanding tenant and TIA claims on an individual basis. Although the Managing General Partner is endeavoring to swiftly resolve these matters, at this time the Managing General Partner is unable to predict with certainty when these claims might be finally resolved or at what point this property can most effectively be marketed for sale.

     At September 30, 1997, the Partnership and its consolidated joint venture had cash and equivalents of approximately $6.9 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $2,138,000 from November 30, 1996 to September 30, 1997 primarily due to disbursements for certain costs related to the redevelopment of the Property.

     Cash used in operating activities primarily resulted from the Partnership's operating loss as well as from disbursements for redevelopment costs of the Property, net of interest income earned on the Partnership's portfolio of cash equivalents. Cash flows from operating activities decreased from 1996 to 1997 primarily due to the fiscal 1996 sales of various real estate investments.

     Cash provided by investing activities includes the receipt of proceeds from the sales of real estate investments during the first half of fiscal 1996 totalling $42.9 million. Cash flows from investing activities are also affected by increases and decreases in the Partnership's portfolio of cash equivalents.
Such cash flows are affected by disbursements for the redevelopment of the Property.

     Cash Distributions

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

     Results of Operations

     Fluctuations in the Partnership's operating results for the three and nine months ended September 30, 1997, as compared to the three and nine months ended August 31, 1996, are primarily attributable to the following:

     During the nine months ended August 31, 1996, the Partnership sold five real estate investments: Santa Paula Shopping Center ("Santa Paula"), Lompoc Shopping Center ("Lompoc"), The Macy's Building and its ground lease interest in 1801 Century property East (the "1801 Land") and Fullerton Business Center South ("Fullerton"). The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.3 million, while no gain or loss was recorded for the sale of the 1801 Land. For Santa Paula and Lompoc a loss of $11.7 million was recognized at the time of their fiscal 1996 sale. For Fullerton, the Partnership had recorded provisions for the anticipated loss prior to the sale date totalling $7.8 million.

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

     Since June 13, 1995, and prior to commencing unlawful detainer actions, TIA had executed settlement agreements for 84 tenant spaces out of a total of approximately 159 remaining tenant spaces under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. Also, those tenants agreed to vacate the property under the terms of their settlement with TIA on or before June 11, 1996. By the end of July 1997, all but one of the tenants who signed pre-unlawful detainer action settlement agreements had vacated the property. The one remaining settling tenant, who is an employee of the managing agent, will vacate when his employment terminates.

     The pre-unlawful detainer settlement agreements executed with tenants required the payment of a total of approximately $2,400,000, all of which has been paid.

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

      TIA, in or about mid and late March 1996, initiated a second series of unlawful detainer actions against the remaining tenants based upon park closure. All unlawful detainer actions were consolidated and transferred to the Superior Court, Complex Litigation Panel. The Superior Court entered judgment for possession in favor of TIA against all remaining tenants, based on park closure. The Court permitted the tenants to stay until August 1997, provided they pay rent, to allow time to vacate. The tenants have appealed from TIA's Judgment for Possession, and had sought in the Appellate Court an additional stay of enforcement of TIA's judgment, pending resolution of the appeal. The Appellate Court denied the request for a further stay. All tenants have now vacated the property.

     Trial was set for June 9, 1997 on TIA's damage claims against the tenants. During pre-trial hearings, a series of settlement conferences evolved that have resulted in settlement of TIA's damage claims against all tenants. Under the terms of the settlements, besides releasing all claims against TIA, the tenants must pay to TIA a total of approximately $807,000. The settlements are currently being formalized and TIA anticipates they will be fully executed by November 30, 1997.

     On May 26, 1995, TIROA commenced an action alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended Resolution on environmental and other grounds. The Court rejected TIROA's challenge and upheld the Second Amended Resolution, entering judgment against TIROA. TIROA has appealed. In or about September 1997, TIA settled its claims with TIROA whereby TIROA will dismiss all actions and appeals in exchange for TIA's assignment of approximately $114,800 of receivables under the terms of its settlement agreements with various tenants. The settlement with TIROA is currently being formalized and TIA anticipates it will be fully executed by November 30, 1997.

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

     The aforementioned suits which remain pending have been consolidated under a single action number in Superior Court. However, it is anticipated that the Court will continue to sever or otherwise order the proceedings as appropriate for the efficient administration of the claims. With the settlement of the tenant unlawful detainer actions and the TIROA action and appeals, those remaining consolidated actions will be dismissed.

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

     In February of 1996, the Partnership submitted a development proposal to the City of Laguna Beach for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the Property as required by the California Coastal Act.

     After receiving input on the development proposal from community groups, City Planning Staff and various City Councilmembers and Planning Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised development proposal has been reduced in scale and describes a project consisting of a resort center with up to 250 guest rooms and associated conference, restaurant and parking facilities, 47 single-family lots and approximately 11.6 acres of public open space. A draft Environmental Impact Report required by the California Environmental Quality Act was prepared to examine the environmental impacts of the project and was released to the public on August 25, 1997. California law requires a 45-day public review period before the development proposal may be approved by the City Planning Commission.

     Hearings before the City Planning Commission commenced in September 1997 and are expected to continue through December; hearings before the City Council are expected to commence in January, 1998. A hearing on the application before the California Coastal Commission is expected to take place in the second or third quarter of 1998.

     Once the LCP and Specific Plan are approved by the City and the California Coastal Commission, the Partnership will seek implementing approvals which will consist of a site plan for the specific improvements to be constructed on the Property and a tract map which will subdivide the Property for financing and sale purposes.

Partnership Litigation

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996 the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second amended Complaint on February 17, 1997. On August 25, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal. Plaintiffs' initial appellate briefs are due on November 17, 1997. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The ultimate outcome of this action is not determinable at this time.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit, (ii) equitable fraud, (iii) negligent misrepresentation, (iv) breach of fiduciary duty, (v) breach of implied covenant of good faith and fair dealing,
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages, (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest, (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24,1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed without prejudice in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time. On or about February 6, 1996, a putative class action was filed in the Circuit Court for Baltimore City, Maryland and on February 13, 1996, an amended complaint was filed, purportedly on behalf of all persons who purchased unspecified limited partnership interests, which may include interests in the Partnership, against ML & Co., MLPF&S, and a limited partnership for which MLPF&S acted as selling agent, as defendants (collectively, the "Defendants 3").The amended complaint alleges that the Defendants 3 (i) made material misrepresentations and omitted material information in the offering of interests in the specified limited partnership and other unspecified limited partnerships; (ii) breached their fiduciary duties; (iii) were unjustly enriched; and (iv) converted the personal property of the plaintiff and other putative class members. The action seeks (i) unspecified compensatory and punitive damages; (ii) equitable and injunctive relief, including disgorgement of gain, a constructive trust on all fees, discounts and commissions, impounding or attachment of ill-gotten moneys, freezing of assets, and restitution; (iii) reasonable attorneys' fees, costs and expenses incurred in connection with the action; (iv) pre- and post-judgment interest; and (v) such other and further relief as the court may deem necessary or appropriate. Defendants 3 believe that they possess meritorious defenses to the claims in the action, and intend to contest such claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 3 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. By stipulation the parties to the action have agreed to stay this matter pending further proceedings in the New York Consolidated Action. The outcome of this action is not determinable at this time.

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

Item 6.  Exhibits and Reports on Form 8-K

         Responses:

         a) Exhibits: Exhibit 27  Financial Data Schedule
                      For the period ending September 30, 1997.

         b) Reports on Form 8-K:

            Report filed on September 18, 1997 disclosing under Item 5, Other Events, (i) the granting of a motion to dismiss the class action lawsuit, and (ii)developments at the land formerly known as Treasure Island.

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



Dated:  November 14, 1997