Form 10-K
period 1997-12-31
MLH INCOME REALTY PARTNERSHIP VI
filed 1998-03-31
CIK 771586

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                         Commission File Number 0-15532

                        MLH INCOME REALTY PARTNERSHIP VI
        (Exact name of registrant as specified in governing instrument)

        New York                                  13-3272339
  (State of organization)             (IRS Employer Identification No.)

                World Financial Center, South Tower, 12th Floor
               225 Liberty Street, New York, New York 10080-6112
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (212) 236-4930

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
        None                                          None

          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

                          Depositary Units Issued Upon
                    Deposit Of Limited Partnership Interests
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     Not Applicable


                      DOCUMENTS INCORPORATED BY REFERENCE

     Supplement dated February 13, 1987 to Prospectus dated March 5, 1986 of the Registrant, filed pursuant to Rule 424(b) is incorporated by reference in Part I of this Annual Report on Form 10-K.

                                    PART I.

ITEM 1.   BUSINESS.

     The registrant, MLH Income Realty Partnership VI (the "Partnership"), is a limited partnership which was formed on December 4, 1984 under the Uniform
Limited Partnership Act of the State of New York for the purpose of investing primarily in income-producing commercial, industrial and residential real estate, either existing or under construction or development. The Partnership was also permitted to invest in properties by making mortgage loans.

     The Partnership's two general partners are MLH Property Managers Inc., a Delaware corporation (the "Managing General Partner"), and MLH Realprop Associates VI L.P., a New York limited partnership (the "Associate General Partner" and, together with the Managing General Partner, the "General Partners"). The Partnership commenced its offering of up to $500,000,000 of depositary units (the "Depositary Units") to the public in March 1986 pursuant to a Prospectus, as supplemented, filed with the Securities and Exchange Commission in connection with a Registration Statement on Form S-11 (No. 2-98524). The Depositary Units represent the economic rights attributable to limited partnership interests ("Limited Partnership Interests") in the Partnership. There are two classes of Depositary Units - Class A Units, which were sold to individuals and entities which are not exempt from taxation, and Class B Units, which were sold to tax exempt entities. Following the receipt of subscriptions for 269,511 Depositary Units at $1,000 per Depositary Unit, the Partnership suspended its offering of Depositary Units. The Partnership's first and second closings occurred on June 6, 1986 and August 7, 1986, at which times 204,781 and 64,730 Depositary Units, respectively, were sold. As described in the Partnership's Supplement dated February 13, 1987 to the Prospectus dated March 5, 1986 (the "Supplement"), a copy of which is incorporated herein by reference, in February 1987 the Partnership determined to continue the public offering and a final closing occurred on May 7, 1987, at which time 4,329 Depositary Units were sold. In addition, 48,430 Units of Limited Partnership Interest (together with the Depositary Units, the "Units") were sold to a foreign corporation at four closings held on November 25, 1986, January 20, 1987, March 11, 1987 and April 23, 1987, respectively, pursuant to a private offering. An additional five Units are held by the initial limited partner, an affiliate of the Managing General Partner. No other capital contributions will be made by the Unit holders or any limited partners ("Unit Holders" or "Limited Partners") that acquired Units at these closings.

     The Partnership considers its business to represent one industry segment, investment in real property.

     The Partnership made the following real property investments:


                                                                                        Percentage         Date
Name, Type of Property                                   Date of        Date of            of               of
and Location                      Approximate Size     Acquisition    Completion        Portfolio*         Sale
-----------------------           ----------------     -----------   ------------    ---------------    ----------



1801 Century Park East                1.25 acres        3/10/87           N/A                5%           12/19/95
land
Los Angeles, California

Barnett Plaza land                    1.99 acres        3/10/87           N/A                2%             3/2/93
Orlando, Florida

American Retirement                  4,997 spaces       7/31/87       1970s (except         23%              1991
Communities portfolio                                                 one community                         through
of nine mobile home                                                 completed in 1965)                       1995 (a)
communities Florida and
California

Five Points Shopping Center        142,200 sq. ft.      9/23/87       1960 (expanded        (b)            9/27/95
shopping center                                                        and renovated
Santa Barbara, California                                              in 1982)

Bayhill Shopping Center            122,000 sq. ft.      9/23/87           1974              (b)            9/27/95
shopping center
San Bruno, California

Lompoc Shopping Center             163,000 sq. ft.      9/23/87      1960 (renovated        (b)            1/24/96
shopping center                                                      in 1978 and 1995)
Lompoc, California

Santa Paula Shopping               172,600 sq. ft.      9/23/87      1961 (expanded         (b)            1/24/96
Center                                                               in 1981 and
shopping center                                                      renovated in
Santa Paula, California                                              1994-1995)

Port Jersey Warehouse/            1,703,000 sq. ft.    12/30/87      1972-1976 (one         23%             7/6/95
Distribution Center                                 (six buildings);     of the                              and
eight warehouse/                                    1/12/88 (seventh   buildings                           1/30/96 (c)
distribution buildings                               building); and    expanded
Jersey City and                                     6/20/88 (eighth       in
Bayonne, New Jersey                                   building)          1982


Fullerton Business                  361,000 sq. ft.     6/16/88       1968 (one              7%             3/6/96
Center South                                                       building) and
office/warehouse                                                     1985 (four
buildings Fullerton,                                                 buildings)
California

Sunrise  Terrace  mobile                300 spaces      6/16/89          1973                3%             3/21/95
home  community  Arroyo
Grande, California

Treasure  Island  mobile                266 spaces       8/1/89          1937               17%               (d)
home community (d)                     on 27 acres
Laguna Beach, California

* Represents Partnership's original cash investment in real estate which consisted of gross proceeds of the offering less offering expenses, acquisition fees, property purchase costs and reserves. Subsequent capital expenditures by the Partnership are excluded.

(a) These nine mobile home communities were sold on the following dates: Poway Royal, January 15, 1991; Heritage Village, June 24, 1994; LaCasa, June 30, 1994; Colony Cove Ellenton, August 2, 1994; LaQuinta Ridge, August 29, 1994; Bermuda Palms, August 29, 1994; Valleydale Estates, August 30, 1994; Colony Cove New Port Richey, September 30, 1994; and Vista Diablo, November 29, 1995.

(b) These four shopping centers, in the aggregate, represented 20% of the portfolio.

(c) Seven of these warehouse buildings were sold on July 6, 1995 and the last one, The Macy's Building, was sold on January 30, 1996.

(d) The land formerly known as Treasure Island, which fee ownership of land and improvements is held through a joint venture partnership, officially closed as a mobile home park effective March 15, 1996. See Item 3, Legal
     Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting this property.

     In previous reports filed with the Securities and Exchange Commission, the Partnership stated that due to adverse conditions in the real estate market, and the economy in general, it was necessary to extend the holding period for certain of its properties beyond the originally anticipated six to ten years.

     The Partnership's last remaining real estate investment is the land formerly known as Treasure Island (the "property"), a scenic, oceanfront property situated on approximately 27 acres, including 4,000 feet of coastline along the Pacific Ocean, in Laguna Beach, California. Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. The property was officially closed as a mobile park on March 15, 1996 and all former tenants have vacated the property. Treasure Island Associates ("TIA"), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants. (see Item 3, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of this property).

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group, for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. TIA owns the fee interest in the property. Consummation of the sale is subject to several conditions, including final approval by the City of Laguna Beach of an acceptable Local Coastal Program/Specific Plan. The Laguna Beach Planning Commission and the City Council gave preliminary approval of a Local Coastal Program/Specific Plan for the project in a series of hearings through February 10, 1998. Final approval by the Planning Commission and the City Council is expected in April or May 1998; approval by the California Coastal Commission is expected in the fall of 1998. The entitlements for the property which are actually granted by the Laguna Beach Planning Commission and the City Council will affect the value and, therefore, pricing of the property. Assuming final approval by the Planning Commission and the City Council is obtained, the Partnership currently anticipates that the sale to The Athens Group will be consummated. The sale to The Athens Group is expected to take place prior to review of the project by the California Coastal Commission. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives at that time but expects to continue processing the approvals through the California Coastal Commission or to sell the property to another buyer.

     The Partnership wishes to insure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary  statements  pursuant to the safe harbor  established  in the Private
Securities Litigation Reform Act of 1995. These forward looking statements are based upon current available data and reflect the Partnership's expectations that the Partnership will successfully receive acceptance by the Laguna Beach Planning Commission and the City Council and that the property will be sold to The Athens Group. Actual receipt of such approvals and closing of the sale are subject to future events and uncertainties which could materially affect the value of the property and ability of the Partnership to receive these approvals and consummate the sale. Among the factors which could materially affect the Partnership's prospects for receiving the approvals and closing of the sale are:
(i) uncertainties regarding the granting of approvals by the Laguna Beach Planning Commission and the City Council (ii) possible delays in the administrative process required to obtain the approvals which are outside the control of the Partnership, (iii) objections by third parties to the development plan proposed by the Partnership for the property, including possible litigation, which could significantly delay or ultimately prevent the receipt of the approvals, and (iv) failure of The Athens Group to close for any reason. There can be no assurance that the approvals will be obtained or that the sale will be consummated. If the sale to The Athens Group is not consummated and the Partnership continues processing the approvals through the California Coastal Commission, there can be no assurance that the approvals will be obtained. If the sale to The Athens Group is not consummated and the Partnership determines to sell the property to another buyer, there can be no assurance that such sale will be consummated.

     Neither TIA nor the Partnership is an affiliate of The Athens Group.

     Since this is the last remaining property investment of the Partnership, pursuant to Section 8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of all of the Partnership's remaining assets.

     The Partnership did not segregate revenues by geographic region and such a presentation is not required because it is not necessary to understand the Partnership's business taken as a whole.

     The Partnership has no real estate investments located outside the United States.

     While the Partnership has no employees, pursuant to the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership reimburses affiliates of the Managing General Partner for certain expenses, including specifically allocated payments for salaried employees rendering certain services to or for the Partnership. Reference is made to Item 11 below.

Insurance

     The current property insurance contract is for a one-year period expiring March 1, 1999. Under this policy, the buildings and improvements owned by TIA are covered by an all risk property policy, except for flood risks and earthquake, with a blanket limit of liability for all perils of approximately $1,100,000 per occurrence and $2,000,000 in the annual aggregate.

     This  property   insurance  is  subject  to  a  deductible  of  $1,000  per occurrence.

     The Partnership has comprehensive general liability insurance for claims or suits for bodily injury and property damage to third parties on a per occurrence basis which covers all sums up to the limit of the policy, after which the Partnership becomes legally obligated to pay.

     Also, the Partnership purchased pollution legal liability insurance for Vista Diablo and each of its commercial properties. The policies provide certain specified coverage for cleanup costs and/or third party claims for bodily injury and property damage as a result of covered pollution conditions, up to a limit of $2,000,000 per property. Each policy has a term of 3 years and is subject to a $100,000 deductible.

ITEM 2  PROPERTIES

     Reference is made to Item 1 for a description of the Partnerhip's real property investments, which descripion is incorported herein by reference.

     There were two investment properties owned by the Partnership during fiscal years ended 1996 and 1997: Fullerton Business Center South in Fullerton, California and the Property (as defined above). Fullerton Business Center, which was sold during the quarter ended May 31, 1996, had an 85% occupancy level at the quarter ended February 29, 1996. Subsequent to that quarter, the property was sold. The land formerly known as Treasure Island located in Laguna Beach, California, had a 70% occupancy level at the quarter ended February 29, 1996; however, this property was officially closed effective March 15, 1996.

     Set forth below is a brief description of each of the real property investments made by the Partnership. Reference is made to Notes 1,2,3,4,8 and 9 of the Notes to Consolidated Financial Statements in Item 8 below, the relevant provisions of which are incorporated herein by reference, for additional information concerning the property investments.

     The Partnership's last remaining real estate investment is the land formerly know as Treasure Island, a scenic, oceanfront property situated on approximately 27 acres, including 4,000 feet of coastline along the Pacific Ocean, in Laguna Beach California. Treasure Island Associates ("TIA"), is the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns the fee interest in the property. Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained (see Item 1, Business, for a discussion of recent developments, and Item 3, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation, affecting this property). TIA acquired this property on August 1, 1989. A description may be found in the Partnership's Current Report on Form 8-K dated August 15, 1989, a copy of which Report is incorporated herein by reference.

     On December 19, 1995, the Partnership sold the land and the Partnership's interest as landlord in the ground lease for the land under the property known as 1801 Century Park East for a sale price of $15,000,000. The sale was made to the tenant which leased the land from the Partnership under the ground lease, after the tenant exercised its option to purchase. Upon the distribution of the proceeds from the sale of this property, the Unit Holders received cash distributions of Distributable Cash and Sales Proceeds in an amount in excess of their Capital Contributions, the threshold for the General Partners to receive 2% of all Sale Proceeds previously or then distributed to Partners and any subsequent distribution of Sale Proceeds (the "General Partner's 2% Interest"), in accordance with the terms of the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement"). The Partnership's sale of 1801 Century Park East's land is described in the Partnership's Current Report on Form 8-K dated December 28, 1995, which is incorporated herein by reference.

     On March 2, 1993, the Partnership sold the land and the Partnership's interest as landlord in the ground lease for the land under the property known as Barnett Plaza. The sale was made to the tenant which leased the land from the Partnership under the ground lease, after the tenant exercised its option to purchase. The Partnership's sale of Barnett Plaza's land is described in the Partnership's Current Report on Form 8-K dated March 15, 1993, which is incorporated herein by reference.

     American Retirement Communities ("ARC") was originally a portfolio of nine retirement-oriented mobile home communities located in Florida and California purchased by a joint venture partnership between the Partnership and MLH Income Realty Partnership V ("MLHIRP V"), a public limited partnership formed by affiliates of the Managing General Partner. The Partnership had a 66 2/3% interest in the joint venture. ARC's portfolio was sold from January 15, 1991 through November 29, 1995. The sales are described in the Partnership's Current Reports on Form 8-K dated November 5, 1990, January 29, 1991, July 1, 1994, July 13, 1994, August 12, 1994, September 1, 1994, September 12, 1994, October 13,
1994, and December 13, 1995, which are incorporated herein by reference.

     The Partnership originally made investments in four California shopping centers (Five Points Shopping Center, Bayhill Shopping Center, Lompoc Shopping Center and Santa Paula Shopping Center) through a joint venture partnership known as California Community Center Associates. On May 26, 1989, the Partnership and an affiliate of the Managing General Partner purchased the venture partner's interest in California Community Center Associates. On September 27, 1995, Five Points Shopping Center, situated on 11 acres in Santa Barbara, and Bayhill Shopping Center, situated on approximately 11 acres in San Bruno, 12 miles south of San Francisco, were sold. The sales are described in the Partnership's Current Report on Form 8-K dated October 11, 1995, which report is incorporated herein by reference.

     On January 24, 1996, Lompoc Shopping Center, located on a 13-acre site in Lompoc, near Vandenberg Air Force Base, and Santa Paula Shopping Center, located on a 17-acre site in Santa Paula, approximately 65 miles northwest of Los Angeles, were sold. The sales are described in the Partnership's Current Report on Form 8-K dated February 6, 1996, which report is incorporated herein by reference.

     Port Jersey Warehouse/Distribution Center consisted of eight industrial warehouse distribution buildings in Bayonne and Jersey City, New Jersey. On July 6, 1995, the Partnership sold the seven buildings located in Jersey City, New Jersey. On January 30, 1996, the Partnership sold The Macy's Building, the Partnership's last remaining building at the Port Jersey Warehouse/Distribution Center in Bayonne, New Jersey. The sales are described in the Partnership's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 31, 1995, and in the Partnership's Current Report on Form 8-K dated February 6, 1996, respectively, which reports are incorporated herein by reference.

     On March 6, 1996, the Partnership sold Fullerton Business Center South, a complex consisting of five office/warehouse buildings located in Fullerton, California, near Los Angeles. The sale is described in the Partnership's Current Report on Form 8-K dated March 19, 1996, which report is incorporated herein by reference.

     On March 21, 1995, the Partnership sold Sunrise Terrace, a 300-space retirement-oriented mobile home community located in Arroyo Grande, California. The sale is described in the Partnership's Current Report on Form 8-K dated April 3, 1995, which report is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

TREASURE ISLAND ASSOCIATES LITIGATION

     The Partnership owns a joint venture partnership interest in the property formerly known as Treasure Island (the "Property"), a mobile home community located in Laguna Beach, California. The Property was purchased by Treasure Island Associates ("TIA"), a joint venture partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home park owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home park. On April 30, 1992 in compliance with the ordinance TIA applied to the City for CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on may 1, 1992, and that such closure adversely impacted tenants. The resolution require TIA to mitigate the adverse impact of the closure on tenants through conditions TIA deemed violative of California law.

     On March 24, 1994, TIA filed a lawsuit in the California Superior Court for the County of Orange ("the Court") challenging the mitigation conditions Treasure Island Residents and Owners Association ("TIROA") intervened in this action. On October 4, 1994, the Court issues a Writ of Mandate directing, among other things, the City to amend the resolution limiting mitigation measures, i.e., payment of relocation benefits to tenants whose principal place of residence on May 1, 1992, was Treasure Island. On December 21, 1994, the court filed its final decision from which TIROA appealed and TIA cross-appealed.

     On November 15, 1994, the City adopted an Amended resolution ("Amended Resolution") effectively complying with the Court's writ of Mandate although TIA, again, deemed the mitigation measures legally invalid. Accordingly, on February 14, 1995, in order to preserve TIA's right to challenge the validity of the mitigation measures reimposed by the Amended resolution, TIA filed a second lawsuit with the court. TIROA also intervened in this action.


     On May 2, 1995, the City adopted a second amended resolution ("the Second Amended resolution") reducing substantially the total amount of relocation benefits potentially payable to residents as a mitigation measure. Accordingly, on September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,270,990 to secure TIA's obligations under the settlement agreements with residents (described in the following paragraph), and (ii) pay an additional sum of approximately $1,000,000 tot he City to mitigate the adverse impact to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement of the City and TIA, the letter of credit expired on June 30, 1996, and was not renewed.

     Following the adoption of the Second Amended resolution, TIA entered into settlement agreements for 84 tenant spaces out of a total of approximately 159 remaining tenant spaces under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. These agreements required the payment of a total of approximately $2,400,000 which has been paid. All but one of the tenants who signed a settlement agreement at that time have vacated the property. The one remaining settling tenant, who is an employee of the managing agent, will vacate when his employment terminates.

     Of the remaining tenants who did not enter into a settlement agreement with TIA in 1995 following adoption of the Second Amended Resolution, 62 began or had been, withholding rent and refusing to vacate the property, claiming they were owed relocation benefits under the Amended resolution and that the Second Amended Resolution was invalid. On or about April 1995, TIA initiated unlawful detainer actions (the "non-payment unlawful detainers") against these tenants in the South Orange County Municipal Court to obtain possession of its property, back rent, and damages.

     On May 26, 1995, TIROA filed a lawsuit with the court alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended resolution on environmental and other grounds. In addition, on June 16, 1995, 73 tenants and former tenants, some of whom had been named in the non-payment unlawful detainers, filed with the Court a lawsuit alleging TIA had breached the implied covenant of good faith and fair dealing, unlawfully discriminated, breached the covenant of quiet enjoyment and/or constructive eviction, violated antitrust laws, and committed unlawful, unfair and fraudulent business practices, and for declaratory relief. The complaint sought damages and injunctive relief for alleged wrongful conduct in a series of actions relating to park closure and eviction through the non-payment unlawful detainers. These same tenants or former tenants also, on June 16, 1995, filed an action in the United States District Court for the Central District of California (the "Federal Action") alleging violations of the antitrust provisions of the Sherman and Clayton Acts seeking damages in the estimated amount of $15,000,000 and injunctive relief. The allegations contained in the Federal Action mirrored in the action filed with the Court on the same day.

     On September 1, 1995, TIA, pursuant to the Second Amended Resolution and California law, gave written notice that all tenancies in Treasure Island, exclusive of those tenants who had signed a settlement agreement in 1995, would terminate based upon TIA's CUP closing the park and payment of relocation benefits and that Treasure Island would actually close March 15, 1996.

     In accordance with the Second Amended Resolution, TIA, on February 6, 1996, mailed to all tenants who had not entered into a settlement agreement in 1995, and has TIA determined qualified for relocation benefits, checks in an amount not to exceed $20,000 per tenant.

     On the date Treasure Island actually closed, March 15, 1996, all tenants who had not signed settlement agreements in 1995 refused to vacate the property pursuant to the September 1, 1995, written notice given by TIA. TIA in or about mid and late March 1996, initiated unlawful detainer actions against these remaining tenants based upon park closure (the "closure unlawful detainers".)

     On march 26, 1996, Mr. K.P. Rice and 100 other tenants, and former tenants, including virtually all tenants who were defendants in the non-payment unlawful detainers, and closure unlawful detainers, as well as Plaintiffs in the action filed with the Court on June 16, 1995, filed another action against TIA with the court alleging claims for declaratory relief, damages, damages for statutory violations, and unlawful, unfair or fraudulent business practices.

     Following a series of pretrial procedures TIROA's lawsuit challenging the Second Amended Resolution and the tenants' actions filed with the Court were consolidated and transferred to the Court's Complex Litigation Panel. In addition, the non-payment unlawful detainers and closure unlawful detainers were consolidated and likewise transferred to the Court's Complex Litigation Panel.

     The court rejected TIROA's challenge to the Second Amended Resolution and upheld the Second Amended Resolution entering judgement against TIROA and in favor of TIA. In addition, the Court bifurcated the issue of possession and entered a judgement of possession in favor of TIA against all tenants in the consolidated unlawful detainer actions. Both TIROA and the tenants appealed the adverse judgements.

     Following entry of judgement against TIROA and the tenants, and the ensuing appeals, TIA, the tenants and TIROA entered into settlement discussions that culminated in settlement agreements to settle all litigation among them. Under the terms of the settlement agreements, the tenants and TIROA have released all claims against TIA and the tenants are obligated to pay TIA a total sum of approximately $807,000 as well as dismiss all actions. The tenants have also dismissed their appeal of the judgement of possession. TIA under the terms of its settlement agreements with various tenants. The settlement agreement with TIROA has been fully executed and performed and all TIROA refused to sign a settlement agreement, or have not fully performed their settlement agreement, or are attempting to renegotiate their settlement. TIA to date has collected approximately $538,000 in settlement funds from the tenants. TIA anticipates that the eleven unsigned or unperformed settlement agreements will either be signed, fully performed, or a judgement entered for money damages against the tenants pursuant to the settlement by May 15, 1998.

     The Federal Action was on TIA's motion dismissed and judgement entered in favor of TIA. On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal."

     TIA intends to capitalize the cost of all of the above settlements as part of its investment in the property related to any redevelopment efforts.

     On June 10, 1996, another action was filed against TIA by one individual, David B. Mautner. Mr. Mautner claims to have been improperly denied relocation benefits allegedly owed to him under the resolutions. In a statement of damages, he seeks special damages of $40,000, general damages of $100,000 and punitive damages of $200,000. This case has been dismissed with prejudice.

     On May 2, 1996, Mr. George Posey, a nonresident tenant, filed an action in Orange County Superior Court against TIA for Trespass, Constructive Eviction, Breach of Covenant of Quiet Enjoyment, Declaratory Relief, and Unfair Business Practices. TIA successfully demurred to the complaint and a first amended complaint was filed July 19, 1996, seeking to Set Aside Warehouseman's Lien Sale, Cancellation of Instrument, Declaratory Relief, Malicious Prosecution, Constructive Eviction, Breach of Covenant of Quiet Enjoyment, Trespass, and Unfair Business Practices. Mr. Posey claims that TIA wrongfully sold his mobilehome at a warehouseman's lien sale and thereafter denied him entry to the mobilehome. In a statement of damages he seeks special damages of $50,000, general damages of $250,000, and punitive damages of $500,000. This case is pending as a related case with the damages cases filed by the other tenants. TIA is conducting discovery on this claim. No trial date has been set.

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

     After receiving input on the development proposal from community groups, City Planning Staff and Planning Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March 1997. The revised development proposal has been reduced in scale and describes a project consisting of a resort center with up to 250 guest rooms and associated conference, restaurant and parking facilities, 47 single-family lots and approximately 11.6 acres of public open space. A draft Environmental Impact Report required by the California Environmental Quality Act was prepared to examine the environmental impacts of the project and was released to the public on August 25, 1997. California law requires a 45-day public review period before the development proposal may be approved by the City Planning Commission.

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group, for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. TIA owns the fee interest in the property. Consummation of the sale is subject to several conditions, including final approval by the City of Laguna Beach of an acceptable Local Coastal Program/Specific Plan. The Laguna Beach Planning Commission and the City Council gave preliminary approval of a Local Coastal Program/Specific Plan for the project in a series of hearings through February 10, 1998. Final approval by the Planning Commission and the City Council is expected in April or May 1998; approval by the California Coastal Commission is expected in the fall of 1998. The entitlements for the property which are actually granted by the Laguna Beach Planning Commission and the City Council will affect the value and, therefore, pricing of the property. Assuming final approval by the Planning Commission and the City Council is obtained, the Partnership currently anticipates that the sale to The Athens Group will be consummated. The sale to The Athens Group is expected to take place prior to review of the project by the California Coastal Commission. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives at that time but expects to continue processing the approvals through the California Coastal Commission or to sell the property to another buyer.

PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996, the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second Amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second Amended Complaint on February 17, 1997. On August 26, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the District Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The District Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal with Second Circuit Court of Appeals. Plaintiffs' appeal has now been fully briefed and the parties are awaiting a decision by the Second Circuit. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The ultimate outcome of this action is not determinable at this time.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit; (ii) equitable fraud; (iii) negligent misrepresentation; (iv) breach of fiduciary duty; (v) breach of implied covenant of good faith and fair dealing;
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2, (iii) interest (iv) costs including attorneys', accountants' and experts' fees and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24,1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed without prejudice in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Unit Holders during the fourth quarter of the fiscal year.

                                   PART II

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

     Effective November 9, 1992, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests.

     The following table sets forth the range of prices for which Partnership Units were bought or sold through the LPSTD for each quarterly period within the two most recent fiscal years:

       For the Quarter Ended                        Range
       ---------------------                     -----------
              02/29/96                           $235 - $300
              05/31/96                           $195 - $216
              08/31/96                           $ 81 - $150
              12/31/96 *                         $ 90 - $106
              03/31/97                           $ 83 - $ 96
              06/30/97                           $ 88 - $ 96
              09/30/97                           $ 87 - $ 92
              12/31/97                           $ 96 - $ 98

* This includes a stub period of 12/1/96 through 12/31/96, during which the Partnership changed its fiscal year end from 11/30 to 12/31. There were no trades during this period.

     The Partnership's last remaining real estate investment, the land formerly known as Treasure Island, does not currently generate cash flow. It is therefore expected that Unit holders will not receive further distributions until this last property is sold.

     The Limited Partners' Capital per Unit for financial reporting purposes was $124.23 at December 31, 1997, which approximated the Partnership's net asset value per Unit as of the same date. The net asset value was based upon the estimated future value of the Property, together with other assets less liabilities and less the General Partners' 2% residual carried interest in future sale proceeds. Cumulative cash distributions from all sources totaled $1,121.58 per Unit for Limited Partners admitted June 6, 1986 (consisting of $656.80 per Unit of sales proceeds and $464.78 per Unit of Distributable Cash). The net asset value per Unit at December 31, 1997, plus cumulative cash distributions paid to Limited Partners admitted on June 6, 1986, totaled approximately $1,246 per Unit.

     The estimated future value of the property formerly known as Treasure Island represents the opinion of the Managing General Partner and is based on facts and conditions existing on the date of the estimation and on a number of assumptions concerning future circumstances, which assumptions may or may not prove to be accurate. In addition, the property's value may fluctuate in response to many real estate market and economic conditions. Therefore, the current net asset value of the Partnership may be different from the Partnership's net asset value as of December 31, 1997 because the property, if it were sold, might be sold for a higher or lower price than the value reflected in the December 31, 1997 net asset value. In addition, the net asset value per Unit may not represent the Unit's current market value, and investors may or may not be able to realize the net asset value per Unit upon disposition of their Units.

     Beginning with December 1994 client account statements, MLPF&S implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Partnership's Managing General Partner may continue to provide its estimate of net asset value in reports to Unit Holders. Pursuant to the limited partnership valuation guidelines implemented in December 1994, estimated values for limited partnership interests originally sold by MLPF&S (such as the MLH Partnerships) are provided to MLPF&S by independent valuation services. Commencing in 1996, such estimated values are provided two times per year. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on the prior March 31st for reporting on June month-end MLPF&S client account statements. The Managing General Partner's estimate of its fiscal year end net asset value as set forth above was based on the estimated future value of the property, together with other assets less liabilities and less the General Partners' 2% residual carried interest in future sale proceeds. The value provided by the independent services, however, reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. Like the Partnership's net asset value, the estimated values provided by the independent services are not market values and Unit Holders may not be able to sell their Units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, Unit Holders may not realize the amount shown on their account statements upon the liquidation of the Partnership over its remaining life.

     The Units are evidenced by depositary receipts and may be transferred by the Unit Holders. Because of the adverse tax consequences which would have, through the 1997 fiscal year end, resulted from transfers of Class A Units to tax exempt entities, generally, transfers of Class A Units to tax exempt entities were not recognized by the Partnership except for transfers upon death and by operation of law and transfers by gift to religious, charitable, educational or similar organizations and trusts. The Managing General Partner, in its discretion, may permit the sale of Class B Units to some taxable investors and to a foreign corporation organized to purchase Units with the proceeds of a foreign offering. No transfer or assignment of any Unit shall be made if it would result in a change in the Partnership's tax status. A transfer will not be registered if, immediately thereafter, any transferor or transferee would hold less than five Units (two Units for an Individual Retirement Account or Keogh Plan) or if any transferor or transferee would hold a fraction of a Unit (except for a transfer by gift, inheritance or family dissolution or a transfer within a family or to an affiliate of the transferor).

     The approximate number of record holders of Units at December 31, 1997 was 39,082. The Partnership's CUSIP number is 55307D204 for Class A Units and 55307D303 for Class B Units.

     Distributable Cash, if any, is to be paid 90.16% to the Unit Holders and 9.84% to the General Partners. Unit Holders will receive cash distributions only if net cash flow from operations (or reserves) is available for distribution.

     The levels of operating cash distributions are dependent upon the yields generated by the Partnership's real property investments, after taking into account reserve requirements, capital expenditures, working capital requirements, and investments in short-term instruments. As a result, cash distribution levels may fluctuate from time to time. Also, as a result of property sales, the amounts of cash from operations available for distribution, if any, have declined. The Partnership's last remaining real estate investment, the land formerly known as Treasure Island located in Laguna Beach, California, does not currently generate cash flow. Considering reserve requirements, the costs associated with the redevelopment and eventual sale of this property, the Partnership does not expect to make future cash distributions to Limited Partners until the sale of this last remaining property.

     Total cumulative distributions paid or accrued from all sources since inception of the Partnership to Unit Holders admitted on June 6, 1986 equals $1,121.58 per Unit. Reference is made to Item 6, Selected Financial Data, for total cumulative distributions made to Unit Holders admitted at subsequent closings.

     A distribution of $123.41 per Unit, representing net proceeds and related interest from the sales during the first half of the 1996 fiscal year of Santa Paula Shopping Center, Lompoc Shopping Center, The Macy's Building, Fullerton Business Center South and the land under 1801 Century Park East, was paid to Unit Holders on August 30, 1996. The Partnership did not make any cash distributions for the fiscal year 1997.

     Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information relating to the Partnership's cash distributions, which information is incorporated herein by reference.

     Sale or Financing Proceeds will be distributed, generally, first to the Unit Holders until they have received distributions of Distributable Cash and Sale or Financing Proceeds in an amount equal to their capital contributions (which event occurred with the distribution of the net proceeds from the sale of the land under 1801 Century Park East), second to the General Partners in an amount such that the General Partners received 2% of the Sale or Financing Proceeds previously or then being distributed to Partners, and third to Unit Holders until they receive a return of their capital plus cumulative cash distributions and Sale or Financing Proceeds equal to 6% per annum of their adjusted capital contributions. Thereafter, once the General Partners receive an amount not in excess of 2% of the sale proceeds (including any loan principal repayments) received, any remaining Sale or Financing Proceeds will be distributed 85% to the Unit Holders and 15% to the General Partners. In no event will the General Partners receive any such Sale or Financing Proceeds (except for their 2% interest in sale proceeds) unless the Unit Holders have received a return of their capital contributions plus cumulative distributions of Distributable Cash and Sale or Financing Proceeds equal to 9% per annum of their adjusted capital contributions. Sale or Financing Proceeds, as defined in the Partnership Agreement, excludes, at the discretion of the Managing General Partner, amounts allocated to various purposes including improvements. Sale or Financing Proceeds will be distributed on or before the last day of the third month after the end of the fiscal six-month period in which such proceeds were received by the Partnership.

     Taxable income arising from current operations generally will be allocated in the same proportions as distributions of Distributable Cash (or, if there is no Distributable Cash, 99% to the Unit Holders and 1% to the General Partners). Taxable income arising from a sale or financing will generally be allocated first, 1% of the taxable income to the General Partners; second, to each Unit Holder and each General Partner in an amount equal to any negative amount of his capital account; and third, first to the General Partners in an amount equal to the lesser of (a) the amount of Sale or Financing Proceeds distributed to them in connection with the sale or financing or (b) an amount sufficient to increase the aggregate positive amount of their capital accounts to the amount referred to in (a) above, second, to the Class A Unit Holders so as to equalize the average capital account balances of the Class A and Class B Unit Holders, and third, the balance to the Unit Holders. Any tax loss will be allocated 99% to the Unit Holders and 1% to the General Partners. In no event will the General Partners be allocated less than 1% of taxable income arising from any source. Through September 30, 1993, depreciation deductions allocable to Unit Holders were allocated solely to Class A Unit Holders. In 1995, any differences resulting from prior special allocations of depreciation deductions have been eliminated between the per Unit Capital Account balances of the Class A and Class B Unit Holders.


ITEM 6. SELECTED FINANCIAL DATA.

The  following  sets  forth a summary  of the  selected  financial  data for the
Partnership:

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                    FOR THE YEARS ENDED DECEMBER 31, 1997,
                     NOVEMBER 30, 1996, 1995, 1994 AND 1993
                  (Dollars in Thousands, Except Per Unit Data)

                                                       1997          1996          1995          1994          1993
                                                  ------------- ------------- ------------- -------------- -------------
  Total Operating Revenues......................     $   1,145  $     5,458       $21,605   $     51,599       $ 34,910
  Net income (loss) (a).........................          (726)       1,681        (8,383)        22,888         14,667
  Net income (loss) allocated to
     Limited Partners (a).......................          (726)      (2,639)       (9,677)        20,227         13,224
  Total assets - end of year (b)................        40,916       41,745       175,664        269,976        286,746
  Cumulative Limited Partners'
     distributions paid or payable - end of year...    359,281      359,281       319,509        215,765        139,492
  Limited Partners' capital
       - end of year (c)........................        40,035       40,798        83,209        196,630        252,676
  Per Unit Data (d):
       Net income (loss) (a)....................         (2.25)       (8.19)       (30.03)         62.76          41.03
       Distributions paid or payable (c)........            --       123.41        321.91         236.67          66.91
       Limited Partners' capital
         - end of year.........................         124.23       126.59        258.19         610.13         784.04


     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this Annual Report.

(a) Net income for 1996 includes gains on the sales of three real estate investments of $1,369,000, (none of which is allocated to the Limited Partners) and a loss on the sale of one real estate investment of $430,000 (100%, or $1.33 per Unit, allocated to the Limited Partners).

     Net loss for 1995 includes gains on the sales of three real estate investments of $2,769,000, ($2,387,000, or $7.41 per unit, allocated to the Limited Partners) and losses on the sale of two real estate investments of $1,820,000 (100%, or $5.65 per Unit, allocated to the Limited Partners). Net income for 1995 also includes a writedown for impairment of assets of $18,600,000 (100%, or $57.71 per Unit, allocated to the Limited Partners).

     Net income for 1994 includes gains on the sales of seven real estate investments of $18,344,000, ($17,164,000, or $53.26 per unit, allocated to the Limited Partners). Net income for 1994 also includes a writedown for impairment of assets of $10,500,000 (100%, or $32.58 per Unit, allocated to the Limited Partners).

     Net income for 1993 includes a gain from the sale of Barnett Plaza of $226,000 ($204,000, or $.63 per Unit, allocated to the Limited Partners).


(b) Total assets are net of accumulated depreciation and are net of a $13,941,000 writedown for impairment of assets. Total assets are net of additional writedowns for impairment of assets of $18,600,000 and $10,500,000 in 1995 and 1994, respectively.


(c) Cumulative Limited Partners' distributions paid through December 31, 1997 have been allocated to the Limited Partners based upon the dates they became Unit Holders and are summarized as follows:

                                                                                        Percentage
                                                                                         Return of
                                                                  Cumulative             Original
   Date Became                              Cumulative           Distributions            Capital
   Unit Holder             Units           Distributions          Per Unit             Contribution
-----------------------------------------------------------------------------------------------------
June 6, 1986               204,786        $229,684,000            $1,121.58                  112%
August 7, 1986              64,730          72,050,000             1,113.08                  111%
November 25, 1986           25,200          27,670,000             1,098.01                  110%
January 20, 1987             7,477           8,153,000             1,090.41                  109%
March 11, 1987              15,500          16,795,000             1,083.56                  108%
April 23, 1987                 253             272,000             1,075.10                  108%
May 7, 1987                  4,329           4,657,000             1,075.75                  108%


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

     Distributions per Unit paid or payable for each of the last five years consist of the following:

          Fiscal         Distrbutable          Sales
          Year               Cash            Proceeds           Total
          ------         ------------        --------          -------

           1997             $    -           $     -           $     -
           1996                  -            123.41            123.41
           1995              36.78            285.13            321.91
           1994              50.00            186.67            236.67
           1993              50.00             16.91             66.91


(d) Per Unit data is computed by dividing the Limited Partners' allocable portion of the respective items by 322,275 Units. For financial reporting purposes, net income or loss is allocated 90.16% to the Limited Partners and 9.84% to the General Partners except for certain adjustments which may be necessary in allocating gains and losses on property dispositions or impairment writedowns.

Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Change in Fiscal Year

     Effective January 1, 1997, the Partnership changed its fiscal year from a twelve month period ending November 30 to a twelve month period ending December
31. During the 31 day transition period of December 1, 1996 through December 31, 1996, the Partnership incurred a net loss of approximately $37,000, which reflects the net operations of the property and general and administrative expenses of the Partnership, net of interest earned on the Partnership's securities investments. The $162,000 decrease in cash and cash equivalents primarily resulted from the operating loss as well as from disbursements for redevelopment costs of the property.

     Liquidity and Capital Resources

     Because the land formerly known as Treasure Island is the last remaining property investment of the Partnership, pursuant to Section 8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of all of the Partnership's remaining assets. (see Item 3, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of this property).

     At December 31, 1997, the Partnership and its consolidated joint venture had cash and equivalents of approximately $6.4 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $2,649,000 from fiscal 1996 to fiscal 1997 primarily due to disbursements for certain costs and expenses related to the redevelopment of the property.

     Cash used in operating activities primarily resulted from the Partnership's operating loss as well as from disbursements for redevelopment costs of the property, net of interest income earned on the Partnership's portfolio of cash equivalents. Cash flows from operating activities decreased from 1996 to 1997 and from 1995 to 1996 primarily due to the sales of various real estate investments in fiscal 1995 and 1996.

     Cash flows from investing activities includes the receipt of proceeds from the sales of real estate investments during the first half of fiscal 1996 totalling $42.9 million and $90.3 million in fiscal 1995. Cash flows from investing activities are also affected by increases and decreases in the Partnership's portfolio of cash equivalents. Such cash flows are affected by disbursements for the redevelopment of the property.

     Cash flows from financing activities relate entirely to distributions paid to the Partners. Distributions of distributable cash and/or proceeds from the sale of properties, if any, are made semi-annually on or before the last day of the third month following the end of the six month period. Thus, distributions relating to the second half of each year are paid in the first half of the subsequent year. There were no distributions paid in fiscal 1997. Distributions paid in the first half of fiscal 1996 included $83.7 million ($259.60 per Unit paid in December 1995) relating to proceeds from sales of four real estate investments in the second half of fiscal 1995 plus $5.9 million ($16.53 per Unit paid in January 1996) of distributable cash related to the second half of fiscal 1995.

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

Results of Operations

     Significant fluctuations in the Partnership's operating results for the year ended December 31, 1997, as compared to the year ended November 30, 1996, and for the year ended November 30, 1996, as compared to the year ended November 30, 1995, are primarily attributable to the following:

     In fiscal 1996, the Partnership sold five real estate investments: Santa Paula Shopping Center ("Santa Paula"), Lompoc Shopping Center ("Lompoc"), The Macy's Building and its ground lease interest in 1801 Century Park East ("1801 Land") and Fullerton Business Center South ("Fullerton"). The sale of The Macy's Building resulted in a gain to the Partnership of approximately $1.4 million, while no gain or loss was recorded for the sale of the 1801 Land. For Santa Paula and Lompoc a gain of $27,000 was recognized at the time of sale, while for Fullerton, the Partnership recorded a loss at the sale date totaling $430,000.

     In 1995 the Partnership considered the need for additional writedowns for its properties, joint venture investments, and other real estate assets. In light of the Partnership's previously anticipated six to nine month holding period for its then remaining real estate investments, and based on the net sales proceeds for the properties sold subsequent to November 30,1995 and the most recent appraisals for the remaining properties, real estate investments were written down in 1995 by $18.6 million.

    In fiscal 1995, the Partnership recognized gains on sales of Sunrise Terrace, Five Points Shopping Center and Bayhill Shopping Center ("Bayhill") totaling $2.8 million. The Partnership had previously recorded provisions for anticipated loss on the sale of Bayhill totaling $3.6 million.

     The decreases in rental income, property operating expenses and depreciation expense for 1997, as compared to 1996, and for 1996, as compared to 1995, primarily relate to the sales of various investments in fiscal 1996 and 1995.

     The decrease in interest income for 1997, as compared to 1996, as well as the decrease for 1996 as compared to 1995 primarily relates to earnings on the net sales proceeds from the above mentioned property sales which had been invested in the Partnership's portfolio of cash equivalents and marketable debt securities prior to the distribution of such proceeds to the Partners.

     The  decrease  in  minority   interest  in  consolidated   joint  venture's
operations for 1996 as compared to 1995, primarily relates to the fiscal 1995 sales of all of the ARCP's remaining investment properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                                      INDEX


                                                                     PAGE

Report of Independent Auditors                                        23

Consolidated Balance Sheets,
  December 31, 1997 and November 30, 1996                             24

Consolidated Statements of Operations                                 25
  for the Years Ended December 31, 1997,
  November 30, 1996 and 1995

Consolidated Statements of Changes in Partners' Capital               26
  for the Year Ended December 31, 1997,
  the One Month Ended December 31, 1996,
  and the Years Ended November 30, 1996 and 1995

Consolidated Statements of Cash Flows                                 27
  for the Years Ended December 31, 1997,
  November 30, 1996 and 1995

Notes to Consolidated Financial Statements                            28


FINANCIAL STATEMENT SCHEDULES:
-----------------------------


Real Estate and Accumulated Depreciation - Schedule III               38

________________________________________________________________________________
Schedules Note Filed:

     All schedules except those indicated above have been omitted as the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
MLH Income Realty Partnership VI and
   Consolidated Joint Ventures


     We have audited the financial statements of MLH Income Realty Partnership VI and consolidated joint ventures listed in the accompanying index to financial statements (Item 8). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 8) present fairly, in all material respects, the consolidated financial position of MLH Income Realty Partnership VI and consolidated joint ventures at December 31, 1997 and November 30, 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, and for each of the two years in the period ended November 30, 1996 in conformity with generally accepted accounting principles.



February 20, 1998
New York, New York

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND NOVEMBER 30, 1996
                             (Dollars in Thousands)



                                                                1997              1996
                                                            ------------      ------------
ASSETS:
REAL ESTATE INVESTMENTS
  Investment properties (Notes 1,2,3,4,8 and 9):
  Land                                                      $     26,716      $     26,716
  Other real estate assets                                         7,696             5,841
                                                            ------------      ------------
          Total real estate investments                           34,412            32,557
                                                            ------------      ------------

OTHER ASSETS:
  Cash and equivalents (Notes 1 and 6)                             6,434             9,083
  Interest and other receivables, net of allowances
    of $1,091 in 1997 and $1,600 in 1996                              62               101
  Prepaid expenses and other                                           8                 4
                                                            ------------      ------------
          Total other assets                                       6,504             9,188
                                                            ------------      ------------
          TOTAL                                             $     40,916      $     41,745
                                                            ============      ============

LIABILITIES:
Accounts payable and accrued expenses                       $        367      $        319
Other liabilities                                                    514               628
                                                            ------------      ------------
          Total liabilities                                          881               947
                                                            ------------      ------------

PARTNERS' CAPITAL (Notes 1, 7 and 8):
General Partners:
  Capital contributions                                               25                25
  Cumulative income                                               20,405            20,405
  Cumulative distributions                                       (20,430)          (20,430)
                                                            ------------      ------------
                                                                      --                --
                                                            ------------      ------------

Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                294,968           294,968
  Cumulative income                                              104,348           105,111
  Cumulative distributions                                      (359,281)         (359,281)
                                                            ------------      ------------
                                                                  40,035            40,798
                                                            ------------      ------------
          Total Partners' capital                                 40,035            40,798
                                                            ------------      ------------
          TOTAL                                             $     40,916      $     41,745
                                                            ============      ============

                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1997, NOVEMBER 30, 1996 and 1995
                  (In Thousands, Except Unit and Per Unit Data)


                                                              1997              1996              1995
                                                          ------------      ------------      ------------
OPERATING REVENUES:
Rental                                                    $        740      $      1,693      $     15,600
Interest                                                           405             2,396             3,236
Gains on sales of real
   estate investments (Note 4)                                      --             1,369             2,769
                                                          ------------      ------------      ------------
           Total operating revenues                              1,145             5,458            21,605
                                                          ------------      ------------      ------------

OPERATING EXPENSES:
Property operating                                               1,555             2,303             5,490
Depreciation                                                        --               288             2,916
General and administrative                                         316               757             1,020
Losses on sales of real estate investments
   and provision for loss on impairment of
   assets (Notes 1 and 4)                                           --               430            20,420
                                                          ------------      ------------      ------------
           Total operating expenses                              1,871             3,778            29,846
                                                          ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                     (726)            1,680            (8,241)

MINORITY INTEREST IN CONSOLIDATED
      JOINT VENTURE'S OPERATIONS                                    --                 1              (142)
                                                          ------------      ------------      ------------
NET INCOME (LOSS) (Note 7)                                $       (726)     $      1,681      $     (8,383)
                                                          ============      ============      ============

NET INCOME ALLOCATED TO GENERAL PARTNERS  (Note 1)        $         --      $      4,320      $      1,294
                                                          ============      ============      ============

NET LOSS ALLOCATED TO LIMITED PARTNERS                    $       (726)     $     (2,639)     $     (9,677)
                                                          ============      ============      ============

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST         $      (2.25)     $      (8.19)     $     (30.03)
                                                          ============      ============      ============

UNITS OF LIMITED PARTNERSHIP INTEREST                          322,275           322,275           322,275
                                                          ============      ============      ============

                 See Notes to Consolidated Financial Statements.

                                        MLH INCOME REALTY PARTNERSHIP VI
                                        AND CONSOLIDATED JOINT VENTURES
                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL
                             FOR THE YEAR ENDED DECEMBER 31, 1997, THE ONE MONTH ENDED
                          DECEMBER 31, 1996 AND FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995
                                                (Dollars in Thousands)


                                                                       Limited
                                                         General       Partners
                                                        Partners   (322,275 Units)      Total
                                                     ------------   ------------    ------------

Balance  November 30, 1994                           $       --     $    196,630    $    196,630
Net income (loss)                                           1,294         (9,677)         (8,383)
Distributions                                              (1,294)      (103,744)       (105,038)
                                                     ------------   ------------    ------------

Balance  November 30, 1995                                   --           83,209          83,209
Net income (loss)                                           4,320         (2,639)          1,681
Distributions                                              (4,320)       (39,772)        (44,092)
                                                     ------------   ------------    ------------

Balance November 30, 1996                                    --           40,798          40,798
Net loss                                                     --              (37)            (37)
                                                     ------------   ------------    ------------

Balance  December 31, 1996                                   --           40,761          40,761
Net loss                                                     --             (726)           (726)
                                                     ------------   ------------    ------------

Balance December 31, 1997                            $       --     $     40,035    $     40,035
                                                     ============   ============    ============

                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED  STATEMENTS OF CASH FLOWS
                     For the Years Ended December 31, 1997
                          and November 30,1996 and 1995
                             (Dollars in Thousands)
                                                                                 1997            1996            1995
                                                                             ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                         $   (726)      $   1,681          (8,383)
    Items reconciling net income (loss) to net cash
      provided by (used in) operating activities:
          Gains on sales of real estate investments (Note 4)                        --          (1,369)         (2,769)
          Losses on sales of real estate investments
            and provision for loss on impairment
            of assets (Note 4)                                                      --             430          20,420
          Depreciation                                                              --             288           2,916
          Minority interest in consolidated joint
            venture's operations                                                    --              (1)            142
          Distributions of earnings to venture partner
            in consolidated joint venture                                           --             (85)           (363)
          Bad debt expense                                                         (85)            919             781
          Changes in operating assets and liabilities:
             Interest and other receivables                                         37             585          (1,162)
             Accounts payable and accrued expenses                                 196            (517)           (919)
             Other assets and other liabilities, net                                (6)            108             652
                                                                             ---------       ---------       ---------
Net cash provided by (used in)operating activities                                (584)          2,039          11,315
                                                                             ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of real estate investments,
      net of selling expenses (Note 4)                                              --          42,901          90,339
    Property improvements                                                       (1,903)         (4,350)         (7,123)
    Settlement of escrow account                                                    --           1,299            --
    Funding of escrow account                                                       --            --            (1,299)
    Maturities of marketable debt securities                                        --          80,948          37,021
    Purchases of marketable debt securities                                         --         (26,344)        (72,306)
                                                                             ---------       ---------       ---------
Net cash provided by (used in) investing activities                             (1,903)         94,454          46,632
                                                                             ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                                                  --        (133,663)        (84,562)
                                                                             ---------       ---------       ---------
Net cash used in financing activities                                               --        (133,663)        (84,562)
                                                                             ---------       ---------       ---------
NET DECREASE IN CASH AND EQUIVALENTS                                            (2,487)        (37,170)        (26,615)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        8,921          46,253          72,868
                                                                             ---------       ---------       ---------
CASH AND EQUIVALENTS, END OF PERIOD                                          $   6,434       $   9,083       $  46,253
                                                                             =========       =========       =========


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

     The Partnership's last remaining real estate investment is the land formerly known as Treasure Island (the "property"). Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. The property was officially closed as a mobile park on March 15, 1996 and all former tenants have vacated the property. Treasure Island Associates (TIA), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants and the closing of the property as a mobile home park. See Note 9 for a discussion of local legislation, administrative requirements and litigation affecting the property.

Future Developements of the Property

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group, for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. TIA owns the fee interest in the property. Consummation of the sale is subject to several conditions, including final approval by the City of Laguna Beach of an acceptable Local Coastal Program/Specific Plan. The Laguna Beach Planning Commission and the City Council gave preliminary approval of a Local Coastal Program/Specific Plan for the project in a series of hearings through February 10, 1998. Final approval by the Planning Commission and the City Council is expected in April or May 1998; approval by the California Coastal Commission is expected in the fall of 1998. The entitlements for the property which are actually granted by the Laguna Beach Planning Commission and the City Council will affect the value and, therefore, pricing of the property. Assuming final approval by the Planning Commission and the City Council is obtained, the Partnership currently anticipates that the sale to The Athens Group will be consummated. The sale to The Athens Group is expected to take place prior to review of the project by the California Coastal Commission. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives at that time but expects to continue processing the approvals through the California Coastal Commission or to sell the property to another buyer.

     The Partnership wishes to insure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary  statements  pursuant to the safe harbor  established  in the Private
Securities Litigation Reform Act of 1995. These forward looking statements are based upon current available data and reflect the Partnership's expectations that the Partnership will successfully receive acceptance by the Laguna Beach Planning Commission and the City Council and that the property will be sold to The Athens Group. Actual receipt of such approvals and closing of the sale are subject to future events and uncertainties which could materially affect the value of the property and ability of the Partnership to receive these approvals and consummate the sale. Among the factors which could materially affect the Partnership's prospects for receiving the approvals and closing of the sale are:
(i) uncertainties regarding the granting of approvals by the Laguna Beach Planning Commission and the City Council (ii) possible delays in the administrative process required to obtain the approvals which are outside the control of the Partnership, (iii) objections by third parties to the development plan proposed by the Partnership for the property, including possible litigation, which could significantly delay or ultimately prevent the receipt of the approvals, and (iv) failure of The Athens Group to close for any reason. There can be no assurance that the approvals will be obtained or that the sale will be consummated. If the sale to The Athens Group is not consummated and the Partnership continues processing the approvals through the California Coastal Commission, there can be no assurance that the approvals will be obtained. If the sale to The Athens Group is not consummated and the Partnership determines to sell the property to another buyer, there can be no assurance that such sale will be consummated.

     Since this is the last remaining property investment of the Partnership, pursuant to Section 8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of all of the Partnership's remaining assets.

     The following is a summary of significant accounting policies followed by the Partnership in the preparation of its consolidated financial statements:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its joint venture: Treasure Island Associates and, through their respective dates of liquidation, American Retirement Communities Partnership ("ARCP"), California Community Center Associates ("CCCA") and MLH Jersey City Urban Renewal Partnership. Intercompany accounts and transactions have been eliminated in consolidation.

Investment Properties and Related Depreciation

     The net carrying value of the investment properties represents the total cost to the Partnership (including purchase price and fees, acquisition fees, property purchase costs) and the capitalization of improvements made subsequent to acquisition, less impairment writedowns and accumulated depreciation. Depreciation was generally provided using the straight-line method over estimated lives of 35 years with certain improvements depreciated over shorter estimated lives. Expenditures for construction-in-progress are included in other real estate assets until placed in service. Routine repairs and maintenance are expensed as incurred.

Other Real Estate Assets

     Other real estate assets consist solely of redevelopment costs related to Treasure Island Associates.

Impairment of Assets

     The Partnership regularly considers the recoverability of the net carrying values of its properties and other assets, and determines the need for any writedowns when there has been a significant decline in market value. No writedowns of assets were required in 1997 and 1996. Real estate investments were written down in 1995 by $18,600,000 or $57.71 per Unit.

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents" . All such securities mature within one year, and any unrealized gains or losses on these securities for the year ended December 31, 1997 are immaterial.

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

     Use Of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Change In Fiscal Year

     Effective January 1, 1997, the Partnership changed its fiscal year from a twelve month period ending November 30 to a twelve month period ending December
31. The first such fiscal year began on January 1, 1997 and ended on December 31, 1997. The following is condensed information regarding the consolidated results of operations and cash flows for the 31 day transition period of December 1, 1996 through December 31, 1996 (dollars in thousands):

Condensed Consolidated Statement of Operations:
Operating revenues...............................                      $   86
Operating expenses...............................                        (123)
                                                                       ------
Net loss.........................................                      $  (37)
                                                                       ======
Net loss per Unit of Limited Partnership interest                      $(0.11)
                                                                       ======

Condensed Consolidated Statement of Cash Flows:
Net loss.........................................                      $  (37)
Changes in operating assets and liabilities......                        (115)
                                                                       ------
Net cash used in operating activities............                        (152)
Net cash used in investing activities............                         (10)
                                                                       ------
Net Decrease in cash and equivalents.............                        (162)
Cash and equivalents, beginning of period........                       9,083
                                                                       ------
Cash and equivalents, end of period..............                      $8,921
                                                                       ======
2.   INVESTMENT PROPERTIES

     The Partnership made equity investments in income-producing properties located throughout the United States. Certain properties are owned through joint venture arrangements (see Note 3), generally with affiliates of the Managing General Partner who may be entitled to allocations of sales proceeds under certain circumstances on disposition. All but one real estate investment ("the property") has been sold (see Note 4). The investment in real estate (including the consolidated joint venture interests) were composed of the following property at December 31, 1997 and November 30, 1996 (dollars in thousands):

                                 Dec. 31,
                                  1997       Approximate
                                 Number     Size (Unaudited)     1997     1996
                                ---------   ---------------    -------  --------

Land held for redevelopment           1        27 acres       $26,716   $ 26,716
                                ========                      =======   ========

3.   JOINT VENTURES

     Treasure Island Associates

     On August 1, 1989, the Partnership, through a joint venture partnership, acquired an interest in a 266-space mobile home community located in Laguna Beach, California for a total amount, including purchase price and fees, of $43,000,000.

4.   SALES OF REAL ESTATE INVESTMENTS

     There were no sales during the year ended December 31, 1997.

     During fiscal year 1996, the Partnership sold five real estate investments:
Santa Paula Shopping Center, Lompoc Shopping Center , The Macy's Building and its ground lease interest in 1801 Century Park East and Fullerton Business Center South. Net sales proceeds from these sales were approximately $42.9 million and the Partnership realized a net gain of $939,000.

     During  fiscal 1995,  the  Partnership  sold four real estate  investments:
Vista Diablo, Five Points Shopping Center, Bayhill Shopping Center, Port Jersey Warhouse and Distribution Buildings and Sunrise Terrace. Net sale proceeds from these sales were $90.3 million and the Partnership realized a net gain of $949,000.

5.   TRANSACTIONS WITH AFFILIATES

     The Partnership reimburses the Managing General Partner (or an affiliate) for certain expenses relating to the administration of the Partnership and its properties, in accordance with the Partnership Agreement. In addition, an affiliate of the Managing General Partner provided property management services for one property (that was sold in 1996). For the years ended December 31, 1997, November 30, 1996 and 1995, such reimbursable expenses were as follows:

                                                1997         1996         1995
                                              --------    ---------    ---------
Direct out-of-pocket operating expenses...    $111,000    $ 341,000    $ 499,000
Property management fees..................          --        1,000       62,000



6. CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES

     The following is a summary of the Partnership's held-to-maturity securities, which are classified as cash equivalents and marketable debt securities on the accompanying consolidated balance sheets (see also Note 1) (in thousands):

                                              Gross         Gross     Estimated
                                            Unrealized   Unrealized     Market
                                Cost          Gains        Losses       Value
                              -------       ----------   ----------   ---------

December 31, 1997:
-----------------
Cash equivalents:
Commercial paper............   $ 6,319       $    54      $   --       $ 6,373
                               =======       =======      ======       =======
November 30, 1996:
-----------------
Cash equivalents:
Commercial paper............   $ 2,907       $    24      $   --       $ 2,931
                               =======       =======      ======       =======

     All of the Partnership's investments in debt securities are classified as held-to-maturity and, at December 31, 1997, have scheduled maturities of less than one year. There were no gross realized gains or losses on sales of held-to-maturity securities in 1997, 1996 and 1995.

7.   RECONCILIATION OF INCOME TAX METHOD OF ACCOUNTING

     The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the accompanying consolidated financial statements are explained below. Since there are two classes of Limited Partner Depository Units, Class A Units (which were sold to individuals and entities which are not exempt from taxation) and Class B Units (which were sold to tax exempt entities), tax basis net income (loss) and partners' capital are shown for each Limited Partner class and for the General Partners. The primary difference in the allocation of taxable income (loss) between Class A and Class B partners is that all depreciation items are allocated to Class A Limited Partners through September 30, 1993.

                                                     Year Ended
                                          December 31,       November 30,
                                          -----------       -------------
                                             1997          1996         1995
                                          -----------    ---------    ---------
 Net income(loss)-financial
  statements, year-end December 31, 1997
  and November 30, 1996 and 1995          $    (726)   $   1,681    $  (8,383)
 Differences resulting from:
   Depreciation                                (238)        (334)        (133)
   Gains and losses on sales of real
     estate investments                        --        (17,663)       4,488
 Provision for impairment of assets            --           --         18,600
 Bad debt expense                              (572)        --             (2)
                                          ---------    ---------    ---------
Net income-income tax method,
  year-end December 31, 1997
  and November 30, 1996 and 1995          $  (1,536)   $ (16,316)   $  14,570
                                          =========    =========    =========
Limited Partners' share-Class A           $    (774)   $ (10,394)   $  10,291
                                          =========    =========    =========
Limited Partners' share-Class B           $    (762)   $ (10,242)   $   2,815
                                          =========    =========    =========
General Partners' share                   $     --     $   4,320    $   1,464
                                          =========    =========    =========

Partners' capital-financial statements,
  as of December 31, 1997 and November
  30, 1996 and 1995                        $ 40,035    $  40,798    $  83,209
Cumulatve differences resulting from:
  Depreciation                              (15,909)     (15,652)     (15,318)
  Gains and losses on sales of real
   estate investments                       (10,112)     (10,112)       7,551
  Provision for impairment of assets         43,041       43,041       43,041
  Other                                       1,657        2,077        2,077
                                          ---------    ---------    ---------
Partners, capital-income tax method,
  as of December 31, 1997 and November
  30, 1996 and 1995                       $  58,712    $  60,152    $ 120,560
                                          =========    =========    =========
Limited Partners' share-Class A           $  29,573    $  30,299    $  60,726
                                          =========    =========    =========
Limited Partners' share-Class B           $  29,139    $  29,853    $  59,834
                                          =========    =========    =========

8.   NET ASSET VALUE AND APPRAISALS (UNAUDITED)

     The Partnership's Capital per Unit for financial reporting was $124.23 as of December 31, 1997 which approximates the Partnership's net asset value per Unit as of the same date. The net asset value was based upon the estimated future value of the property, together with other assets less liabilities and less the General Partners' 2% residual carried interest in future sale proceeds. Cumulative cash distributions from all sources totalled $1,121.58 per Unit for Limited Partners admitted on June 6, 1986. The net asset value per Unit at December 31,1997 plus cumulative cash distributions to Limited Partners admitted on June 6, 1986 totalled $1,246.00 per Unit.

9.   LITIGATION

TREASURE ISLAND ASSOCIATES LITIGATION

     The Partnership owns a joint venture partnership interest in the property formerly known as Treasure Island (the "Property"), a mobile home community located in Laguna Beach, California. The Property was purchased by Treasure Island Associates ("TIA"), a joint venture partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home park owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home park. On April 30, 1992 in compliance with the ordinance TIA applied to the City for CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on may 1, 1992, and that such closure adversely impacted tenants. The resolution require TIA to mitigate the adverse impact of the closure on tenants through conditions TIA deemed violative of California law.

     On March 24, 1994, TIA filed a lawsuit in the California Superior Court for the County of Orange ("the Court") challenging the mitigation conditions Treasure Island Residents and Owners Association ("TIROA") intervened in this action. On October 4, 1994, the Court issues a Writ of Mandate directing, among other things, the City to amend the resolution limiting mitigation measures, i.e., payment of relocation benefits to tenants whose principal place of residence on May 1, 1992, was Treasure Island. On December 21, 1994, the court filed its final decision from which TIROA appealed and TIA cross-appealed.

     On November 15, 1994, the City adopted an Amended resolution ("Amended Resolution") effectively complying with the Court's writ of Mandate although TIA, again, deemed the mitigation measures legally invalid. Accordingly, on February 14, 1995, in order to preserve TIA's right to challenge the validity of the mitigation measures reimposed by the Amended resolution, TIA filed a second lawsuit with the court. TIROA also intervened in this action.


     On May 2, 1995, the City adopted a second amended resolution ("the Second Amended resolution") reducing substantially the total amount of relocation benefits potentially payable to residents as a mitigation measure. Accordingly, on September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,270,990 to secure TIA's obligations under the settlement agreements with residents (described in the following paragraph), and (ii) pay an additional sum of approximately $1,000,000 tot he City to mitigate the adverse impact to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement of the City and TIA, the letter of credit expired on June 30, 1996, and was not renewed.

     Following the adoption of the Second Amended resolution, TIA entered into settlement agreements for 84 tenant spaces out of a total of approximately 159 remaining tenant spaces under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. These agreements required the payment of a total of approximately $2,400,000 which has been paid. All but one of the tenants who signed a settlement agreement at that time have vacated the property. The one remaining settling tenant, who is an employee of the managing agent, will vacate when his employment terminates.

     Of the remaining tenants who did not enter into a settlement agreement with TIA in 1995 following adoption of the Second Amended Resolution, 62 began or had been, withholding rent and refusing to vacate the property, claiming they were owed relocation benefits under the Amended resolution and that the Second Amended Resolution was invalid. On or about April 1995, TIA initiated unlawful detainer actions (the "non-payment unlawful detainers") against these tenants in the South Orange County Municipal Court to obtain possession of its property, back rent, and damages.

     On May 26, 1995, TIROA filed a lawsuit with the court alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended resolution on environmental and other grounds. In addition, on June 16, 1995, 73 tenants and former tenants, some of whom had been named in the non-payment unlawful detainers, filed with the Court a lawsuit alleging TIA had breached the implied covenant of good faith and fair dealing, unlawfully discriminated, breached the covenant of quiet enjoyment and/or constructive eviction, violated antitrust laws, and committed unlawful, unfair and fraudulent business practices, and for declaratory relief. The complaint sought damages and injunctive relief for alleged wrongful conduct in a series of actions relating to park closure and eviction through the non-payment unlawful detainers. These same tenants or former tenants also, on June 16, 1995, filed an action in the United States District Court for the Central District of California (the "Federal Action") alleging violations of the antitrust provisions of the Sherman and Clayton Acts seeking damages in the estimated amount of $15,000,000 and injunctive relief. The allegations contained in the Federal Action mirrored in the action filed with the Court on the same day.

     On September 1, 1995, TIA, pursuant to the Second Amended Resolution and California law, gave written notice that all tenancies in Treasure Island, exclusive of those tenants who had signed a settlement agreement in 1995, would terminate based upon TIA's CUP closing the park and payment of relocation benefits and that Treasure Island would actually close March 15, 1996.

     In accordance with the Second Amended Resolution, TIA, on February 6, 1996, mailed to all tenants who had not entered into a settlement agreement in 1995, and has TIA determined qualified for relocation benefits, checks in an amount not to exceed $20,000 per tenant.

     On the date Treasure Island actually closed, March 15, 1996, all tenants who had not signed settlement agreements in 1995 refused to vacate the property pursuant to the September 1, 1995, written notice given by TIA. TIA in or about mid and late March 1996, initiated unlawful detainer actions against these remaining tenants based upon park closure (the "closure unlawful detainers".)

     On march 26, 1996, Mr. K.P. Rice and 100 other tenants, and former tenants, including virtually all tenants who were defendants in the non-payment unlawful detainers, and closure unlawful detainers, as well as Plaintiffs in the action filed with the Court on June 16, 1995, filed another action against TIA with the court alleging claims for declaratory relief, damages, damages for statutory violations, and unlawful, unfair or fraudulent business practices.

     Following a series of pretrial procedures TIROA's lawsuit challenging the Second Amended Resolution and the tenants' actions filed with the Court were consolidated and transferred to the Court's Complex Litigation Panel. In addition, the non-payment unlawful detainers and closure unlawful detainers were consolidated and likewise transferred to the Court's Complex Litigation Panel.

     The court rejected TIROA's challenge to the Second Amended Resolution and upheld the Second Amended Resolution entering judgement against TIROA and in favor of TIA. In addition, the Court bifurcated the issue of possession and entered a judgement of possession in favor of TIA against all tenants in the consolidated unlawful detainer actions. Both TIROA and the tenants appealed the adverse judgements.


     Following entry of judgement against TIROA and the tenants, and the ensuing appeals, TIA, the tenants and TIROA entered into settlement discussions that culminated in settlement agreements to settle all litigation among them. Under the terms of the settlement agreements, the tenants and TIROA have released all claims against TIA and the tenants are obligated to pay TIA a total sum of approximately $807,000 as well as dismiss all actions. The tenants have also dismissed their appeal of the judgement of possession. TIA under the terms of its settlement agreements with various tenants. The settlement agreement with TIROA has been fully executed and performed and all TIROA refused to sign a settlement agreement, or have not fully performed their settlement agreement, or are attempting to renegotiate their settlement. TIA to date has collected approximately $538,000 in settlement funds from the tenants. TIA anticipates that the eleven unsigned or unperformed settlement agreements will either be signed, fully performed, or a judgement entered for money damages against the tenants pursuant to the settlement by May 15, 1998.

     The Federal Action was on TIA's motion dismissed and judgement entered in favor of TIA. On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal."

     TIA intends to capitalize the cost of all of the above settlements as part of its investment in the property related to any redevelopment efforts.

     On June 10, 1996, another action was filed against TIA by one individual, David B. Mautner. Mr. Mautner claims to have been improperly denied relocation benefits allegedly owed to him under the resolutions. In a statement of damages, he seeks special damages of $40,000, general damages of $100,000 and punitive damages of $200,000. This case has been dismissed with prejudice.

     On May 2, 1996, Mr. George Posey, a nonresident tenant, filed an action in Orange County Superior Court against TIA for Trespass, Constructive Eviction, Breach of Covenant of Quiet Enjoyment, Declaratory Relief, and Unfair Business Practices. TIA successfully demurred to the complaint and a first amended complaint was filed July 19, 1996, seeking to Set Aside Warehouseman's Lien Sale, Cancellation of Instrument, Declaratory Relief, Malicious Prosecution, Constructive Eviction, Breach of Covenant of Quiet Enjoyment, Trespass, and Unfair Business Practices. Mr. Posey claims that TIA wrongfully sold his mobilehome at a warehouseman's lien sale and thereafter denied him entry to the mobilehome. In a statement of damages he seeks special damages of $50,000, general damages of $250,000, and punitive damages of $500,000. This case is pending as a related case with the damages cases filed by the other tenants. TIA is conducting discovery on this claim. No trial date has been set.

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

     After receiving input on the development proposal from community groups, City Planning Staff and Planning Commissioners, the application was suspended on July 30, 1996 and a revised application was submitted in March, 1997. The revised development proposal has been reduced in scale and describes a project consisting of a resort center with up to 250 guest rooms and associated conference, restaurant and parking facilities, 47 single-family lots and approximately 11.6 acres of public open space. A draft Environmental Impact Report required by the California Environmental Quality Act was prepared to examine the environmental impacts of the project and was released to the public on August 25, 1997. California law requires a 45-day public review period before the development proposal may be approved by the City Planning Commission.

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group, for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. TIA owns the fee interest in the property. Consummation of the sale is subject to several conditions, including final approval by the City of Laguna Beach of an acceptable Local Coastal Program/Specific Plan. The Laguna Beach Planning Commission and the City Council gave preliminary approval of a Local Coastal Program/Specific Plan for the project in a series of hearings through February 10, 1998. Final approval by the Planning Commission and the City Council is expected in April or May 1998; approval by the California Coastal Commission is expected in the fall of 1998. The entitlements for the property which are actually granted by the Laguna Beach Planning Commission and the City Council will affect the value and, therefore, pricing of the property. Assuming final approval by the Planning Commission and the City Council is obtained, the Partnership currently anticipates that the sale to The Athens Group will be consummated. The sale to The Athens Group is expected to take place prior to review of the project by the California Coastal Commission. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives at that time but expects to continue processing the approvals through the California Coastal Commission or to sell the property to another buyer.

 PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996, the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second Amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second Amended Complaint on February 17, 1997. On August 26, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the District Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The District Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal with Second Circuit Court of Appeals. Plaintiffs' appeal has now been fully briefed and the parties are awaiting a decision by the Second Circuit. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The ultimate outcome of this action is not determinable at this time.

     On January 22, 1996, a putative class action was filed in the Superior Court of New Jersey, Essex County, purportedly on behalf of all persons who purchased limited partnership interests in the Partnership and other limited partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner. As amended, the complaint names MLH, MLPF&S, ML & Co., Merrill Lynch Realty, Inc., certain past and present employees of MLH, the Partnership and certain other limited partnerships for which MLPF&S acted as selling agent (collectively, the "Defendants 2") as defendants. The complaint alleges (i) common law fraud and deceit; (ii) equitable fraud; (iii) negligent misrepresentation; (iv) breach of fiduciary duty; (v) breach of implied covenant of good faith and fair dealing;
(vi) violation of the New Jersey Securities Fraud statute; and (vii) violation of the New Jersey Criminal Justice Act of 1970; allegedly as a result of material misrepresentations and omissions of fact in connection with the sale of limited partnership interests in the Partnership and such other limited partnerships, the subsequent concealment of the fraud alleged, and the alleged conduct of the Defendants 2 in the management and operation of the Partnership and such other limited partnerships. The action seeks (i) unspecified damages including compensatory, general, consequential, treble, incidental, punitive, and exemplary damages; (ii) disgorgement and restitution of earnings, profits, compensation and benefits received by Defendants 2; (iii) interest; (iv) costs including attorneys', accountants' and experts' fees, and (v) such other relief as the Court deems just and proper. Defendants 2 believe that they possess meritorious defenses to the claims in this action, and intend to contest such claims vigorously. On or about March 25, 1996, Defendants 2 moved to dismiss or stay this action in favor of the New York Consolidated Action, and on June 24,1996, the Court ordered the action stayed until August 9, 1996. On August 9, 1996, the Court orally ruled that the action would be dismissed without prejudice in favor of the New York Consolidated Action. The Court signed a written order of dismissal on August 26, 1996. The Partnership may be obligated to indemnify certain of the Defendants 2 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The outcome of this action is not determinable at this time.

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

                                                                    SCHEDULE III

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                 Cost
                                                             Capitalized
                                           Initial Cost to   Subsequent to              Gross Amount at which Carried
                                           Partnership (A)   Acquisition                 at Close of Period (B) (C)
                                      ---------------------  -----------                ----------------------------
                                                  Buildings  Land, Bldgs                          Buildings
                                                     and        and                                 and
                              Encum                Improve    Improve    Impairment               Improve              Accumulated
           Description      -brances     Land       -ments     -ments    Writedown (E)    Land     -ments    Total  Depreciation(D)
-------------------------   -------- -----------  ---------  ---------- -------------  ---------- ------- ---------- ---------------
Land (formerly known
 as Treasure Island)
 Laguna Beach, California         -   38,924,000  4,076,000   2,275,000  (18,559,000)  26,716,000      -  26,716,000             -
                            ========  ==========  =========  ==========  ============  ========== ======= ========== ===============



                                 Estimated
                                Useful lives
                                  Used in
                               Computation of
 Date of          Date        Depreciation and
Contruction     Acquired       Amoritization
-----------     --------      -----------------
   1937          8/01/89          35 years




     See Notes 2, 3, 4 and 8 of Notes to Consolidated Financial Statements.

(A)  The initial cost to the  Partnership is the contract  purchase price of the properties at the date of the purchase.
(B)  The  aggregate  cost of  properties  owned at December 31, 1997 for Federal income tax purposes was $46,288,000.

(C)  Reconciliation of investment properties owned:                      1997                  1996                1995
                                                                     -----------           -----------         -------------
            Opening balance                                          $26,716,000           $71,624,000         $ 190,369,000
            Sales of investment properties                                     0           (45,458,000)         (104,639,000)
            Retirements                                                        -                     -            (1,090,000)
            Provision for loss on impairment of assets                         -                     -           (18,600,000)
            Improvements                                                       -               550,000             5,584,000
                                                                     -----------           -----------         -------------
               Balance at end of period                              $26,716,000           $26,716,000         $  71,624,000
                                                                     ===========           ===========         =============


(D)  Reconciliation of accumulated depreciation:                         1997                  1996                1995
                                                                     -----------           -----------         -------------
            Opening balance                                          $         -           $ 6,483,000         $  20,119,000
            Sales of investment properties                                     -            (6,771,000)          (15,462,000)
            Retirements                                                        -                     -            (1,090,000)
            Depreciation expense                                               -               288,000             2,916,000
                                                                     -----------           -----------         -------------
               Balance at end of period                              $         -           $         -         $   6,483,000
                                                                     ===========           ===========         =============


(E)  The Partnership recorded impairment writedowns to its real estate investments in 1995, 1994 and 1992, as detailed below:

            Property:                                                     1995                 1994                 1992
                                                                     -----------           -----------         -------------
               Land (formerly known as Treasure Island)              $ 8,000,000           $ 3,300,000         $   7,259,000
               Fullerton Business Center                                 900,000             2,400,000             4,521,000
               Lompoc Shopping Center -CCCA (sold 1/24/96)             5,300,000             2,000,000                     -
               Santa Paula Shopping Center -CCCA (sold 1/24/96)        4,400,000                     -                     -
               Bayhill Shopping Center - CCCA (sold 9/27/95)                   -             1,000,000             2,161,000
               CCCA Basis Step-up (disposed 9/27/95)                           -               500,000                     -
               Port Jersey Warehouse/Distribution Center                       -                     -                     -
                  (sold 7/6/95, except for the Macy's Building)                -             1,300,000                     -
                                                                     -----------           -----------         -------------
                                                                     $18,600,000           $10,500,000         $  13,941,000
                                                                     ===========           ===========         =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership is a limited partnership and has no directors or officers.

     The names and dates of election of the directors and the executive officers of the Managing General Partner are as follows:


                                                                        Date of
         Name                               Officer                    Election
-----------------------------         -------------------            -----------

Jack A. Cuneo                         Director,                        8/22/84
                                      Chairman, Chief
                                      Executive Officer,                5/1/97
                                      President and Chief
                                      Operating Officer                3/31/97

Robert A. Aufenanger                  Director and                      3/3/97
                                      Senior Vice President             5/1/97

James V. Caruso                       Director and                     4/30/97
                                      Vice President                    1/1/97

Christina M. Titus                    Executive Vice President          2/1/98

Audrey A. Bommer                      Chief Financial Officer and
                                      Vice President                    7/1/97

     D. Bruce Brunson was President and Chief Operating Officer of the Managing General Partner of the Partnership from January 31, 1995 through March 1, 1997, and Director, Chairman and Chief Executive Officer of the Managing General Partner of the Partnership from September 12, 1991 through his departure from Merrill Lynch, Hubbard Inc. ("Hubbard") on May 1, 1997.

     Thomas J. Brown was a Director and Executive Vice President of the Managing General Partner of the Partnership from August 22, 1984 through his departure from Hubbard on January 31, 1997. Michael A. Karmelin was Chief Financial Officer and Vice President of the Managing General Partner of the Partnership from May 15, 1994 through his departure from Hubbard on April 30, 1997. Joseph
S. Valenti was Chief Financial Officer and Vice President of the Managing General Partner of the Partnership from May 1, 1997 through July 1, 1997. George
I. Wagner was Senior Vice President of the Managing General Partner of the Partnership from June 30, 1994 through his departure from Hubbard on January 31, 1998.

     There is no family relationship among any of the foregoing persons. All of the directors have been elected to serve until the next annual meeting of shareholders of the Managing General Partner or until their successors are duly elected and qualify or until their earlier death, resignation or removal. All of the officers have been elected to serve until their successors are elected and qualify or until their earlier death, resignation or removal.

     Merrill Lynch & Co., Inc. ("ML&Co.") and its subsidiaries, MLPF&S and Hubbard are affiliated with the Registrant. No other entity mentioned in the following biographical summaries is affiliated with the Registrant.

     The business experience of the directors and executive officers of the Managing General Partner is indicated below.

     Jack A. Cuneo (age 50) joined MLPF&S in 1975 and became a Director of the Managing General Partner of the Partnership on August 22, 1984. Mr. Cuneo became President and Chief Operating Officer of the Managing General Partner of the Partnership effective March 1, 1997 and was elected Chairman and Chief Executive Officer on May 1, 1997. Mr. Cuneo is responsible for real property acquisitions and dispositions. Prior to joining MLPF&S, he was a consultant and real estate broker in Massachusetts specializing in commercial, residential and investment properties. He is a graduate of the City College of New York and did post-graduate work toward a Ph.D. and lectured part-time at the University of Massachusetts from 1969 to 1972. Mr. Cuneo is Vice Chairman of the Commercial and Retail Development Council of the Urban Land Institute and is a member of the Policy Advisory Board of the Center for Real Estate and Urban Economics at the University of California at Berkeley.

     Robert F. Aufenanger (age 44) is a Director and Senior Vice President of the Managing General Partner of the Partnership. He joined Merrill Lynch in 1980 and is a Vice President of its Corporate Credit Department and a Director of the Partnership Management Department where he is responsible for the ongoing management of the operations of certain Merrill Lynch limited partnerships where Merrill Lynch subsidiaries serve as general partner.

     James V. Caruso (age 46) has been a Vice President of the Managing General Partner of the Partnership since January 1997 and a Director since April 1997. Mr. Caruso joined Merrill Lynch in 1975 and is a Director in its Investment Banking Group ("IBK"). He is responsible for managing the IBK Corporate Accounting Department and the Controller's area of the Partnership Analysis & Finance Group. Since June, 1992 Mr. Caruso has also performed administrative services for Merrill Lynch's retail partnerships. He is a graduate of Pace University.

     Christina M. Titus (age 47) joined Hubbard in 1980 and is Executive Vice President of the Managing General Partner of the Partnership. Prior to joining Hubbard, she was associated with the law firm of Trubin Sillcocks, New York, New York. Ms. Titus graduated from Georgetown University Law School and is a member of the New York Bar.

     Audrey Bommer (age 31) is a Vice President and the Chief Financial Officer of the Managing General Partner of the Partnership, and is responsible for its accounting, treasury and tax functions. Ms. Bommer joined ML&Co. in 1994. Prior to joining ML&Co., Ms. Bommer held senior accounting positions at Metallgesellschaft Corp. and Grant Thornton, LLP.

ITEM 11. EXECUTIVE COMPENSATION

     The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Unit Holders, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 7 above, which descriptions are incorporated herein by reference.

     The General Partners as a class may, under certain circumstances, for any fiscal semi-annual period defer and/or waive all or a portion of, their share of Distributable Cash. Any amount so deferred or waived shall be distributed to the Unit Holders. Amounts which are deferred by the General Partners shall be payable to the General Partners at any time they so elect from available cash. If the General Partners have not made such an election with respect to all of such deferred portion of Distributable Cash prior to the liquidation of the Partnership, then the General Partners shall receive an amount equal to all of their remaining deferred portion of Distributable Cash and shall thereafter not defer any other Distributable Cash. Upon making a waiver, the General Partners relinquish their right to receive the amount so waived.

     The General Partners did not receive any cash distributions for the fiscal year ended December 31, 1997.

     The General Partners and their affiliates were paid certain fees and commissions and reimbursed for certain out-of-pocket expenses (including specifically allocated payments for salaried employees rendering certain services). Information concerning such fees, commissions and reimbursements is contained in Note 5 of Notes to Consolidated Financial Statements in Item 8 above, which information is incorporated herein by reference.

     Affiliates of the General Partners may be paid fees, subject to certain conditions, for providing property management or leasing services with respect to some Partnership properties, for providing mortgage brokerage services in connection with financing properties or for acting in the normal course of its business as a broker, dealer or principal in connection with the acquisition by the Partnership of money-market type investments or financial futures.

     An affiliate of the Managing General Partner provided certain property management services for the Port Jersey Warehouse/Distribution Center, under a management agreement dated as of January 12, 1988, as amended. At three of this property's eight buildings, the fee was equal to 3% of the rents actually collected from tenants at these buildings, and at the remaining buildings the fee was equal to 1% of the rents actually collected. Upon the sale of seven of the eight buildings at this property, such agreement was terminated and a new management agreement was entered into covering The Macy's Building for a fee equal to 1% of the rents actually collected. Upon the sale of The Macy's Building on January 30, 1996, such agreement was terminated.

     The relationships of the Managing General Partner (and its directors and officers), the Associate General Partner and certain of their affiliates are described in Item 10 above and Item 12 below, which descriptions are incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b) The officers and directors of the Managing General Partner as a group own the following Units as of January 31, 1997:

                                            Amount and Nature
Title of              Name of                 of Beneficial           Percent
 Class            Beneficial Owner              Ownership             of Class

Depositary        Thomas J. Brown*          Directly - 6 Units          .0019
Units
                  Jack A. Cuneo             Directly - 5 Units          .0017

                  Directors and             Directly - 11 Units         .0036
                  Officers of
                  Managing General
                  Partner, as a group*

* Mr. Brown was a Director and officer of the Managing General Partner until January 31, 1997.

     The Amended and Restated Agreement of Limited Partnership of the Partnership provides that all cash distributions and allocations of income and loss to the General Partners be distributed or allocated, as the case may be, 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income and loss is described in Item 5 above, which description is incorporated herein by reference.

     All of the outstanding shares of common stock of the Managing General Partner are owned by MLH Group Inc., a Delaware corporation which is a wholly-owned subsidiary of Hubbard. Hubbard is a wholly-owned subsidiary of Merrill Lynch Group, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of ML&Co. ML&Co. is also the parent company of MLPF&S, the selling agent of the Units. The general partner of the Associate General Partner is a wholly-owned subsidiary of the Managing General Partner, and the limited partner of the Associate General Partner is a wholly-owned subsidiary of Hubbard.

     Additional information with respect to the directors and executive officers of the Managing General Partner is contained in Item 10 above, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Annual Report:

     Financial Statements (See Index to Consolidated Financial Statements filed as part of Item 8 of this Annual Report).

     Financial  Statement   Schedules  (See  Index  to  Consolidated   Financial
     Statements filed as part of Item 8 of this Annual Report).

     Exhibits

     (2) Not Applicable

     (3) Amended and Restated Agreement of Limited Partnership dated as of March 5, 1986 set forth in Exhibit A to the Prospectus is incorporated herein by reference.

     (4) Reference is made to Exhibit (3) hereto.

     (9) Not applicable

     (10) (a) The following documents are incorporated herein by reference to Exhibits 1 through 6, inclusive, to the Partnership's Current Report on Form 8-K dated August 15, 1989.

               (i) Amended and Restated Agreement of General Partnership of Treasure Island Associates dated July 31, 1989 between MLH Income Realty Partnership VI and the Loren Realty Investment Company, Inc.

               (ii) Partial Amendment and Complete Restatement of Agreement for Exchange of Real Property and Joint Escrow Instructions among Hix-Rubenstein Partnership, Treasure Island Park and Treasure Island Trailer Park dated as of February 24, 1989.

               (iii) Property Purchase  Agreement  Assignment dated as of August
          1,  1989  among   Treasure   Island   Trailer   Park,   Hix-Rubenstein
          Partnership, Treasure Island Park and Treasure Island Associates.

               (iv) Assignment of Agreement for Exchange of Real Property and Joint Escrow Instructions dated as of July 31, 1989 among Treasure Island Trailer Park, Treasure Island Associates, Hix-Rubenstein Partnership, The First American Financial Corporation and Treasure Island Park

               (v) Agreement of Sale and Assignment and Escrow Instructions dated as of August 1, 1989 between Hix-Rubenstein Partnership and Treasure Island Associates.

               (vi) Property Management Agreement dated as of August 1, 1989 between Treasure Island Associates and Richard A. Hall d/b/a Equity Management Group.

     (10) (b) Agreement of Purchase and Sale between the Partnership and Sunrise Terrace Mobilehome Owners Association, as amended, is incorporated herein by reference to Exhibit 1 to the Partnership's Current Report on Form 8-K dated April 3, 1995.

     (10) (c) The following exhibits are incorporated herein by reference to Exhibits 1 and 2 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995:

               (i) Agreement of Purchase and Sale between the Partnership and Keystone-New Jersey property Holding Corp.

               (ii) Property Management Agreement between the Partnership and MLH Management Corp.

     (10) (d) Agreement of Purchase and Sale and Joint Escrow Instructions between California Community Centers Associates and AMB Retail Income Fund, Inc. is incorporated herein by reference to Exhibit 1 to the Partnership's Current Report on Form 8-K dated October 11, 1995.

     (10) (e) Agreement of Purchase and Sale between American Retirement Communities Partnership and Aubrey Meyerson Company, as amended and assigned, is incorporated herein by reference to Exhibit 1 to the Partnership's Current Report on Form 8-K dated December 13, 1995.

     (10) (f) Agreement of Purchase and Sale and Joint Escrow Instructions between California Community Centers Associates and M&H Realty Partners III L.P., as amended, is incorporated herein by reference to
          Exhibit 1 to the Partnership's Current Report on Form 8-K dated February 1996.

     (10) (g) Agreement of Purchase and Sale between the Partnership and Keystone-New Jersey Property Holding Corp., is incorporated herein by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated February 6, 1996.

     (10) (h) Agreement of Purchase and Sale between the Partnership and Runise Corporation, is incorporated herein by reference to Exhibit 1 to the Partnership's Current Report on Form 8-K dated March 19, 1996.

     (11) Not Applicable

     (12) Not Applicable

     (13) Not Applicable

     (16) Not Applicable

     (18) Not Applicable

     (21) List of Subsidiaries of the Partnership. A copy of such List is filed with this Annual Report.

     (22) Not Applicable

     (23) Not Applicable

     (24) Not Applicable

     (27) Article 6 Financial Data Summary for the year ended December 31, 1997 10-K. A copy of such Summary is filed with this Annual Report.

     (28) Not Applicable

     (99) (a)   Supplement   dated  February  13,  1987  to  Prospectus  of  the
          Partnership  dated March 5, 1986,  filed  pursuant to Rule 424(b),  is incorporated herein by reference.

          (b)  The following  Current Reports of the Partnership on Form 8-K are incorporated herein by reference.

          (i)  The  Partnership's  Current  Report on Form 8-K dated  August 15, 1989.

          (ii) The  Partnership's  Current  Report on Form 8-K dated November 5, 1990.

          (iii)The  Partnership's  Current  Report on Form 8-K dated January 29, 1991.

          (iv) The  Partnership's  Current  Report on From 8-K  dated  March 15, 1993.

          (v)  The Partnership's Current Report on Form 8-K dated July 1, 1994.

          (vi) The Partnership's Current Report on Form 8-K dated July 13, 1994.

          (vii) The  Partnership's  Current  Report on Form 8-K dated  August 12, 1994.

          (viii)The Partnership's  Current Report on Form 8-K dated September 1, 1994.

          (ix   The  Partnership's Current Report on Form 8-K dated September 12, 1994.

          (x)   The  Partnership's Current  Report on Form 8-K dated October  13, 1994.

          (xi)  The Partnership's Current Report on Form 8-K dated April 3, 1995.

          (xii) The  Partnership's  Current  Report on Form 8-K dated October 11, 1995.

          (xiii)The Partnership's  Current Report on Form 8-K dated December 13, 1995.

          (xiv)The  Partnership's  Current Report on Form 8-K dated December 28, 1995.

          (xv)The  Partnership's  Current  Report on Form 8-K dated  February 6, 1996.

          (xvi)The  Partnership's  Current  Report on Form 8-K  dated  March 19, 1996.

          (99) (c) Item 5 of Part II of the  Partnership's  Quarterly  Report on
               Form 10-Q for the quarter ended August 31, 1995 is incorporated herein by reference.

          (b) No Reports on Form 8-K were filed during the last quarter of the fiscal period covered by this Annual Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MLH INCOME REALTY PARTNERSHIP VI

                                       By:  MLH Property Managers Inc.
                                            Managing General Partner



Date:  March 31, 1998                  By:  /s/Jack A. Cuneo
                                            Jack A. Cuneo
                                            President, Chief Executive Officer,
                                            Chairman and Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 31, 1998                       /s/Jack A. Cuneo
                                            Jack A. Cuneo
                                            Director of Managing General Partner




Date:  March 31, 1998                       /s/ Robert F. Aufenanger
                                            Robert F. Aufenanger
                                            Director of Managing General Partner




Date:  March 31, 1998                       /s/James V. Caruso
                                            James V. Caruso
                                            Director of Managing General Partner

                                                                      EXHIBIT 21
                                                                      ----------


                        Subsidiaries of the Partnership
                        -------------------------------


     MLH  Property  Managers  Inc.,  a  Delaware   corporation,   which  is  the
Partnership's Managing General Partner.

     MLH Realprop Associates VI L.P., a New York limited partnership, which is the Partnership's Associate General Partner.

     MLHIR VI Incorporated, a Delaware corporation, which is the general partner of the Partnership's Associate General Partner.

     MLHIR VI Assignor Inc., a Delaware corporation, which is the Assignor Limited Partner and a wholly-owned subsidiary of the Managing General Partner.

     Treasure Island Associates, a California general partnership, of which the Partnership is a general partner.