Form 10-Q
period 1998-03-31
MLH INCOME REALTY PARTNERSHIP VI
filed 1998-05-15
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


      For Quarter Ended                             Commission File Number
       March 31, 1998                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets
  March 31, 1998 and December 31, 1997.

Consolidated Statements of Operations
 for the Three Months Ended March 31, 1998 and March 31, 1997

Consolidated Statements of Cash Flows
 for the Three Months Ended March 31, 1998 and March 31, 1997

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                 March 31,          December 31,
                                                                                   1998                 1997
                                                                                ----------            ---------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
Land                                                                             $  26,716            $  26,716
Other real estate assets                                                             8,133                7,696
                                                                                 ---------            ---------
           Total real estate investments                                            34,849               34,412
                                                                                 ---------            ---------

OTHER ASSETS:
Cash and equivalents (Note 1)                                                        5,773                6,434
Interest and other receivables, net of allowances
  of $848,000 in 1998 and $1,091 in 1997                                                18                   62
Prepaid expenses and other                                                              25                    8
                                                                                 ---------            ---------
           Total other assets                                                        5,816                6,504
                                                                                 ---------            ---------

           TOTAL                                                                 $  40,665            $  40,916
                                                                                 =========            =========

LIABILITIES:
Accounts payable and accrued expenses                                            $     332            $     367
Other liabilities                                                                      514                  514
                                                                                 ---------            ---------
           Total liabilities                                                           846                  881
                                                                                 ---------            ---------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                                 25                   25
  Cumulative income                                                                 20,405               20,405
  Cumulative distributions                                                         (20,430)             (20,430)
                                                                                 ---------            ---------
                                                                                        --                   --
                                                                                 ---------            ---------
Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                                  294,968              294,968
  Cumulative income                                                                104,132              104,348
  Cumulative distributions                                                        (359,281)            (359,281)
                                                                                 ---------            ---------
                                                                                    39,819               40,035
                                                                                 ---------            ---------
           Total Partners' capital                                                  39,819               40,035
                                                                                 ---------            ---------

           TOTAL                                                                 $  40,665            $  40,916
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


                                                                                  For the Three Months Ended
                                                                                ----------------------------
                                                                                March 31,           March 31,
                                                                                  1998                1997
                                                                                --------             -------
OPERATING REVENUES:
Rental                                                                          $     49             $    33
Interest                                                                              83                  82
                                                                                --------             -------
             Total operating revenues                                                132                 115
                                                                                --------             -------

OPERATING EXPENSES:
property operating                                                                   280                 453
General and administrative                                                            68                 118
                                                                                --------             -------
             Total operating expenses                                                348                 571
                                                                                --------             -------

NET LOSS                                                                        $    216             $   456
                                                                                ========             =======


NET INCOME ALLOCATED TO
  GENERAL PARTNERS                                                              $     --             $    --
                                                                                ========             =======

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                                                              $    216             $   456
                                                                                ========             =======

NET LOSS PER UNIT OF LIMITED
       Partnership INTEREST                                                     $   0.67             $  1.41
                                                                                ========             =======

UNITS OF LIMITED Partnership INTEREST                                            322,275             322,275
                                                                                ========             =======

                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                               March 31,   March 31,
                                                                                 1998         1997
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $    (216)   $    (456)
     Items reconciling net loss to net cash
       used in operating activities:
     Bad Debt Expense                                                               (16)         258
     Changes in operating assets and liabilities:
         Interest and other receivables                                              60         (264)
         Accounts payable and accrued expenses                                      (35)         196
         Other assets and other liabilities, net                                    (17)           3
                                                                              ---------    ---------
Net cash used in operating activities                                              (224)        (263)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     property improvements                                                         (437)        (348)
                                                                              ---------    ---------
Net cash used in investing activities                                              (437)        (348)
                                                                              ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                                               (661)        (611)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                         6,434        8,921
                                                                              ---------    ---------

CASH AND EQUIVALENTS, END OF PERIOD                                               5,773    $   8,310
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

     The Partnership's last remaining real estate investment is the land formerly known as Treasure Island (the "property"), a scenic, oceanfront property situated on approximately 27 acres, including 4,000 feet of coastline along the Pacific Ocean, in Laguna Beach, California. Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. The property was officially closed as a mobile park on March 15, 1996 and all former tenants have vacated the property. Treasure Island Associates ("TIA"), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants. (see Note 3, Litigation, for a discussion of local legislation, administrative requirements and litigation affecting this property).

Future Developements of the Property

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. The purchase price of the property will be based in part on the entitlements which are obtained. However, consummation of the sale is subject to several conditions, including approval by the Laguna Beach Planning Commission, the City Council of Laguna Beach and the California Coastal Commission of the master plan (Plan) for the property. The Partnership had anticipated that the sale would close after City Council approval of the Plan; the Partnership presently anticipates that the closing of the sale will be subject to and occur only after California Coastal Commission approval of the Plan. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives, but expects to sell the property to another buyer.

     After a series of public hearings before the Planning Commission and the City Council, on April 15, 1998, the Planning Commission approved the Plan which now must be considered and approved by the City Council. The City Council is scheduled to consider the Plan in June 1998. Because the property is oceanfront property, the Plan must be approved by the California Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. TIA and the City will submit the Plan to the California Coastal Commission for an expected approval in the fall of 1998. Assuming the California Coastal Commission approves the Plan as submitted, the Planning Commission and City Council must then consider further approvals that implement the Plan, such as a subdivision map and local coastal permit. If the California Coastal Commission modifies the Plan as a condition to approval, such modifications must be accepted and approved by the City Council before the Plan, as modified, is final. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the California Coastal Commission will affect the value, and therefore, pricing, of the property.

     The Partnership wishes to insure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private
Securities Litigation Reform Act of 1995. These forward looking statements are based upon current available data and reflect the Partnership's expectations that the Partnership will successfully receive acceptance by the Planning Commission, the City Council and the California Coastal Commission and that the property will be sold to The Athens Group. While the Partnership expects that it will successfully receive approvals from the Planning Commission, the City Council and the California Coastal Commission and that the property will be sold to the Athens Group, receipt of such approvals and closing of the sale are subject to future events and uncertainties which could materially affect the ability of the Partnership to receive these approvals and consummate the sale. Among these factors are: (i) uncertainties regarding the granting of approvals by the Planning Commission, the City Council and the California Coastal Commission, (ii) possible delays in the administrative process required to obtain the approvals which are outside the control of the Partnership, (iii) objections by third parties to the development plan proposed by the Partnership for the property, including possible litigation, which could significantly delay or ultimately prevent the receipt of the approvals, and (iv) failure of The Athens Group to close for any reason. There can be no assurance that the approvals will be obtained or that the sale will be consummated. If the sale to The Athens Group is not consummated and the Partnership determines to sell the property to another buyer, there can be no assurance that such sale will be consummated.

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

     The following is a summary of significant accounting policies followed by the Partnership in the preparation of its consolidated financial statements:

Basis of Presentation

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments were of a normal, recurring nature. Footnote disclosure which substantially duplicates the disclosure contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, which is hereby incorporated by reference, has been omitted.

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents". All such securities mature within one year, and any unrealized gains or losses on these securities for the three months ended March 31, 1998 are immaterial.

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

3.   LITIGATION

TREASURE ISLAND ASSOCIATES LITIGATION

     The Partnership owns a joint venture Partnership interest in the property formerly known as Treasure Island (the "property"), which was a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture Partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home park owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home park. On April 30, 1992 in compliance with the ordinance TIA applied to the City for a CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on May 1, 1992, and that such closure adversely impacted tenants. The Resolution required TIA to mitigate the adverse impact of the closure on tenants through conditions TIA deemed violative of California law.

     On March 24, 1994, TIA filed a lawsuit in the California Superior Court for the County of Orange ("the Court") challenging the mitigation conditions. Treasure Island Residents and Owners Association ("TIROA") intervened in this action. On October 4, 1994, the Court issued a Writ of Mandate directing, among other things, the City to amend the resolution limiting mitigation measures, i.e., payment of relocation benefits to tenants whose principal place of residence on May 1, 1992, was Treasure Island. On December 21, 1994, the Court filed its final decision from which TIROA appealed and TIA cross-appealed.

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

     On May 2, 1995, the City adopted a second amended resolution ("the Second Amended Resolution") reducing substantially the total amount of relocation benefits potentially payable to residents as a mitigation measure. Accordingly, on September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,270,990 to secure TIA's obligations under the settlement agreements with residents (described in the following paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impact to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement between the City and TIA, the letter of credit expired on June 30, 1996, and was not renewed.

     Following the adoption of the Second Amended Resolution, TIA entered into settlement agreements covering 84 tenant spaces, out of a total of approximately 159 remaining tenant spaces, under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. These agreements required TIA to pay a total of approximately $2,400,000, which has been paid. All but one of the tenants who signed a settlement agreement at that time have vacated the property. The one remaining settling tenant, who is an employee of the managing agent, is expected to vacate when his employment terminates.

     Of the 75 remaining tenants who did not enter into a settlement agreement with TIA in 1995 following adoption of the Second Amended Resolution, 62 began or had begun, withholding rent and refusing to vacate the property, claiming they were owed relocation benefits under the Amended Resolution and that the Second Amended Resolution was invalid. On or about April 1995, TIA initiated unlawful detainer actions (the "non-payment unlawful detainers") against these tenants in the South Orange County Municipal Court to obtain possession of its property, back rent, and damages.

     On May 26, 1995, TIROA filed a lawsuit with the Court alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended Resolution on environmental and other grounds. In addition, on June 16, 1995, 73 tenants and former tenants, some of whom had been named in the non-payment unlawful detainers, filed with the Court a lawsuit alleging TIA had breached the implied covenant of good faith and fair dealing, unlawfully discriminated, breached the covenant of quiet enjoyment and/or constructive eviction, violated antitrust laws, and committed unlawful, unfair and fraudulent business practices, and for declaratory relief. The complaint sought damages and injunctive relief. These same tenants and former tenants also on June 16, 1995, filed an action in the United States District Court for the Central District of California (the "Federal Action") alleging violations of the antitrust provisions of the Sherman and Clayton Acts and seeking damages in the estimated amount of $15,000,000 as well as injunctive relief. The allegations contained in the Federal Action mirrored those contained in the action filed with the State Court the same day.

     On September 1, 1995, TIA, pursuant to the Second Amended Resolution and California law, gave written notice that all tenancies in Treasure Island, exclusive of those tenancies for which tenants who had signed a settlement agreement earlier in 1995, would terminate upon park closure on March 15, 1996.

     In accordance with the Second Amended Resolution, on February 6, 1996, TIA, mailed to all tenants who had not entered into a settlement agreement in 1995 and who TIA determined qualified for relocation benefits, checks in amounts not exceeding $20,000 per tenant.

     In March 1996, TIA initiated unlawful detainer actions against tenants who did not execute settlement agreements and had not vacated upon closure.

     On March 26, 1996, K.P. Rice and 100 other tenants filed another action against TIA with the Court alleging claims for declaratory relief, damages for statutory violations, and unlawful, unfair or fraudulent business practices.

     On June 10, 1996, one tenant, David B. Mautner, filed an action against TIA claiming to have been improperly denied relocation benefits. This case has been dismissed with prejudice.

     On May 2, 1996, George Posey, a nonresident tenant, filed an action with the Court against TIA for trespass, constructive eviction, breach of covenant of quiet enjoyment, declaratory relief, and unfair business practices. TIA successfully demurred to the complaint and a first amended complaint was filed July 19, 1996, seeking to set aside warehouseman's lien sale, cancellation of instrument, declaratory relief, malicious prosecution, constructive eviction, breach of covenant of quiet enjoyment, trespass, and unfair business practices. Mr. Posey claims that TIA wrongfully sold his mobilehome at a warehouseman's lien sale and thereafter denied him entry to the mobilehome. He seeks special damages of $50,000, general damages of $250,000, and punitive damages of $500,000. No trial date has been set.

     TIROA's lawsuit challenging the Second Amended Resolution, the tenants' actions filed with the Court and the non-payment unlawful detainers and closure unlawful detainers were consolidated and transferred to the Court's Complex Litigation Panel. The Court rejected TIROA's challenge to the Second Amended Resolution and entered judgment against TIROA and in favor of TIA. In addition, the Court entered a judgment of possession in favor of TIA against all tenants in the consolidated unlawful detainer actions. TIROA and the tenants appealed the adverse judgments.

     While these appeals were pending TIA, the tenants and TIROA entered into settlement discussions which resulted in a settlement of all litigation among them. Pursuant to the settlement the tenants agreed to pay TIA approximately $807,000, (the "Settlement Amount") of which $538,000 has been collected. Additionally, the Settlement Amount has been further reduced by (i) certain assignments of tenant receivables and, (ii) relocation benefits due to qualified tenants. The tenants and TIROA have released all claims against TIA and all tenants have vacated the property and dismissed the appeal of the judgment of possession. Upon full performance by the tenants of the settlement agreements, TIA will dismiss the unlawful detainer actions. Some tenants have refused to sign a settlement agreement, or have not fully performed their obligations under their settlement agreement, or are attempting to renegotiate their settlement. TIA anticipates that the 11 unsigned or unperformed tenant settlement agreements will either be signed, fully performed, or that a judgment will be entered for money damages against the tenants by mid June 1998.

     The Federal Action has been dismissed and judgment was entered in favor of TIA. The United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

     In February 1996, the Partnership submitted a development proposal to the City of Laguna Beach for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the property as required by the California Coastal Act.

     The Planning Commission approved a development proposal for the property consisting of up to 275 hotel rooms and 37 residences on April 15, 1998. Final condiseration of the proposal by the City Council is expected in June 1998.

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. The purchase price of the property will be based in part on the entitlements which are obtained. However, consummation of the sale is subject to several conditions, including approval by the Laguna Beach Planning Commission, the City Council of Laguna Beach and the California Coastal Commission of the master plan (Plan) for the property. The Partnership had anticipated that the sale would close after City Council approval of the Plan; the Partnership presently anticipates that the closing of the sale will be subject to and occur only after California Coastal Commission approval of the Plan. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives, but expects to sell the property to another buyer.

     After a series of public hearings before the Planning Commission and the City Council, on April 15, 1998, the Planning Commission approved the Plan which now must be considered and approved by the City Council. The City Council is scheduled to consider the Plan in June 1998. Because the property is oceanfront property, the Plan must be approved by the California Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. TIA and the City will submit the Plan to the California Coastal Commission for an expected approval in the fall of 1998. Assuming the California Coastal Commission approves the Plan as submitted, the Planning Commission and City Council must then consider further approvals that implement the Plan, such as a subdivision map and local coastal permit. If the California Coastal Commission modifies the Plan as a condition to approval, such modifications must be accepted and approved by the City Council before the Plan, as modified, is final. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the California Coastal Commission will affect the value, and therefore, pricing, of the property.


PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited Partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996, the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited Partnership interests in certain other limited Partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited Partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such Partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those Partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited Partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the Court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second Amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second Amended Complaint on February 17, 1997. On August 26, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the District Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The District Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal with Second Circuit Court of Appeals. Plaintiffs' appeal has now been briefed and argued and the parties are awaiting a decision by the Second Circuit Court of Appeals. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The ultimate outcome of this action is not determinable at this time.

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

     At March 31, 1998, the Partnership and its consolidated joint venture had cash and equivalents of approximately $5.8 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $661,000 from December 31, 1997 to March 31, 1998 primarily due to disbursements for certain costs related to the redevelopment of the property, net of interest income earned on the Partnership's portfolio of cash equivalents.

     Cash flows are affected by disbursements for the redevelopment of the property. Cash used in investing activities increased from 1997 to 1998 primarily due to disbursments for the redevelopment of the property.

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

     Considering reserve requirements for the costs associated with the redevelopment and eventual sale of the property, the Partnership's last property, the Partnership does not expect to make future cash distributions to Limited Partners until the sale of this last property. Distributions of future sales proceeds will be made in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership. Buyers and sellers of Units will receive such distributions in accordance with the terms of the Partnership's transfer documents. The level and timing of distributions of sales proceeds will be dependent on the timing of the future sale of the remaining property and the ultimate sale price achieved, as well as on reserve requirements.

     Results of Operations

     Fluctuations in the Partnership's operating results for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, are primarily attributable to the following:

     The decreases in property operating expenses and general and administrative expenses primarily relate to declined activities at the Partnership's last remaining property.

                                    PART II

Item 1. Legal Proceedings

Response:

TREASURE ISLAND ASSOCIATES LITIGATION

     The Partnership owns a joint venture Partnership interest in the property formerly known as Treasure Island (the "property"), which was a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture Partnership between the Partnership and an unaffiliated entity, on August 1, 1989. In October 1991, the City of Laguna Beach (the "City") enacted an ordinance (the "Ordinance") which requires mobile home park owners to apply for a conditional use permit ("CUP") prior to a closure of a mobile home park. On April 30, 1992 in compliance with the ordinance TIA applied to the City for a CUP.

     On February 15, 1994, the Laguna Beach City Council adopted a resolution (the "Resolution") approving the CUP and adopting findings that Treasure Island was deemed to have closed on May 1, 1992, and that such closure adversely impacted tenants. The Resolution required TIA to mitigate the adverse impact of the closure on tenants through conditions TIA deemed violative of California law.

     On March 24, 1994, TIA filed a lawsuit in the California Superior Court for the County of Orange ("the Court") challenging the mitigation conditions. Treasure Island Residents and Owners Association ("TIROA") intervened in this action. On October 4, 1994, the Court issued a Writ of Mandate directing, among other things, the City to amend the resolution limiting mitigation measures, i.e., payment of relocation benefits to tenants whose principal place of residence on May 1, 1992, was Treasure Island. On December 21, 1994, the Court filed its final decision from which TIROA appealed and TIA cross-appealed.

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

     On May 2, 1995, the City adopted a second amended resolution ("the Second Amended Resolution") reducing substantially the total amount of relocation benefits potentially payable to residents as a mitigation measure. Accordingly, on September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,270,990 to secure TIA's obligations under the settlement agreements with residents (described in the following paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impact to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement between the City and TIA, the letter of credit expired on June 30, 1996, and was not renewed.

     Following the adoption of the Second Amended Resolution, TIA entered into settlement agreements covering 84 tenant spaces, out of a total of approximately 159 remaining tenant spaces, under which the settling tenants released TIA from all claims in consideration of cash payments and/or up to one year free rent. These agreements required TIA to pay a total of approximately $2,400,000, which has been paid. All but one of the tenants who signed a settlement agreement at that time have vacated the property. The one remaining settling tenant, who is an employee of the managing agent, is expected to vacate when his employment terminates.

     Of the 75 remaining tenants who did not enter into a settlement agreement with TIA in 1995 following adoption of the Second Amended Resolution, 62 began or had begun, withholding rent and refusing to vacate the property, claiming they were owed relocation benefits under the Amended Resolution and that the Second Amended Resolution was invalid. On or about April 1995, TIA initiated unlawful detainer actions (the "non-payment unlawful detainers") against these tenants in the South Orange County Municipal Court to obtain possession of its property, back rent, and damages.

     On May 26, 1995, TIROA filed a lawsuit with the Court alleging that the City Council's attempt to reduce relocation benefits in the Second Amended Resolution was illegal and therefore invalid. Alternatively, TIROA challenged the validity of the Second Amended Resolution on environmental and other grounds. In addition, on June 16, 1995, 73 tenants and former tenants, some of whom had been named in the non-payment unlawful detainers, filed with the Court a lawsuit alleging TIA had breached the implied covenant of good faith and fair dealing, unlawfully discriminated, breached the covenant of quiet enjoyment and/or constructive eviction, violated antitrust laws, and committed unlawful, unfair and fraudulent business practices, and for declaratory relief. The complaint sought damages and injunctive relief. These same tenants and former tenants also on June 16, 1995, filed an action in the United States District Court for the Central District of California (the "Federal Action") alleging violations of the antitrust provisions of the Sherman and Clayton Acts and seeking damages in the estimated amount of $15,000,000 as well as injunctive relief. The allegations contained in the Federal Action mirrored those contained in the action filed with the State Court the same day.

     On September 1, 1995, TIA, pursuant to the Second Amended Resolution and California law, gave written notice that all tenancies in Treasure Island, exclusive of those tenancies for which tenants who had signed a settlement agreement earlier in 1995, would terminate upon park closure on March 15, 1996.

     In accordance with the Second Amended Resolution, on February 6, 1996, TIA, mailed to all tenants who had not entered into a settlement agreement in 1995 and who TIA determined qualified for relocation benefits, checks in amounts not exceeding $20,000 per tenant.

     In March 1996, TIA initiated unlawful detainer actions against tenants who did not execute settlement agreements and had not vacated upon closure.

     On March 26, 1996, K.P. Rice and 100 other tenants filed another action against TIA with the Court alleging claims for declaratory relief, damages for statutory violations, and unlawful, unfair or fraudulent business practices.

     On June 10, 1996, one tenant, David B. Mautner, filed an action against TIA claiming to have been improperly denied relocation benefits. This case has been dismissed with prejudice.

     On May 2, 1996, George Posey, a nonresident tenant, filed an action with the Court against TIA for trespass, constructive eviction, breach of covenant of quiet enjoyment, declaratory relief, and unfair business practices. TIA successfully demurred to the complaint and a first amended complaint was filed July 19, 1996, seeking to set aside warehouseman's lien sale, cancellation of instrument, declaratory relief, malicious prosecution, constructive eviction, breach of covenant of quiet enjoyment, trespass, and unfair business practices. Mr. Posey claims that TIA wrongfully sold his mobilehome at a warehouseman's lien sale and thereafter denied him entry to the mobilehome. He seeks special damages of $50,000, general damages of $250,000, and punitive damages of $500,000. No trial date has been set.

     TIROA's lawsuit challenging the Second Amended Resolution, the tenants' actions filed with the Court and the non-payment unlawful detainers and closure unlawful detainers were consolidated and transferred to the Court's Complex Litigation Panel. The Court rejected TIROA's challenge to the Second Amended Resolution and entered judgment against TIROA and in favor of TIA. In addition, the Court entered a judgment of possession in favor of TIA against all tenants in the consolidated unlawful detainer actions. TIROA and the tenants appealed the adverse judgments.

     While these appeals were pending TIA, the tenants and TIROA entered into settlement discussions which resulted in a settlement of all litigation among them. Pursuant to the settlement the tenants agreed to pay TIA approximately $807,000, (the "Settlement Amount") of which $538,000 has been collected. Additionally, the Settlement Amount has been further reduced by (i) certain assignments of tenant receivables and, (ii) relocation benefits due to qualified tenants. The tenants and TIROA have released all claims against TIA and all tenants have vacated the property and dismissed the appeal of the judgment of possession. Upon full performance by the tenants of the settlement agreements, TIA will dismiss the unlawful detainer actions. Some tenants have refused to sign a settlement agreement, or have not fully performed their obligations under their settlement agreement, or are attempting to renegotiate their settlement. TIA anticipates that the 11 unsigned or unperformed tenant settlement agreements will either be signed, fully performed, or that a judgment will be entered for money damages against the tenants by mid June 1998.

     The Federal Action has been dismissed and judgment was entered in favor of TIA. The United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

     In February 1996, the Partnership submitted a development proposal to the City of Laguna Beach for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the property as required by the California Coastal Act.

     The Planning Commission approved a development proposal for the property consisting of up to 275 hotel rooms and 37 residences on April 15, 1998. Final condiseration of the proposal by the City Council is expected in June 1998.

     On February 10, 1998, TIA announced that it has entered into a non-binding agreement in principle with The Athens Group for the sale of the property. The Athens Group, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. The purchase price of the property will be based in part on the entitlements which are obtained. However, consummation of the sale is subject to several conditions, including approval by the Laguna Beach Planning Commission, the City Council of Laguna Beach and the California Coastal Commission of the master plan (Plan) for the property. The Partnership had anticipated that the sale would close after City Council approval of the Plan; the Partnership presently anticipates that the closing of the sale will be subject to and occur only after California Coastal Commission approval of the Plan. However, there can be no assurance that a sale will be consummated. If a sale to The Athens Group does not take place, the Partnership will assess available alternatives, but expects to sell the property to another buyer.

     After a series of public hearings before the Planning Commission and the City Council, on April 15, 1998, the Planning Commission approved the Plan which now must be considered and approved by the City Council. The City Council is scheduled to consider the Plan in June 1998. Because the property is oceanfront property, the Plan must be approved by the California Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. TIA and the City will submit the Plan to the California Coastal Commission for an expected approval in the fall of 1998. Assuming the California Coastal Commission approves the Plan as submitted, the Planning Commission and City Council must then consider further approvals that implement the Plan, such as a subdivision map and local coastal permit. If the California Coastal Commission modifies the Plan as a condition to approval, such modifications must be accepted and approved by the City Council before the Plan, as modified, is final. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the California Coastal Commission will affect the value, and therefore, pricing, of the property.

PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited Partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996, the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited Partnership interests in certain other limited Partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited Partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such Partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those Partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited Partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the Court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second Amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second Amended Complaint on February 17, 1997. On August 26, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the District Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The District Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal with Second Circuit Court of Appeals. Plaintiffs' appeal has now been briefed and argued and the parties are awaiting a decision by the Second Circuit Court of Appeals. Defendants 1 intend to contest Plaintiffs' claims vigorously. The Partnership may be obligated to indemnify certain of the Defendants 1 for loss, liability, claim, damage and expense subject to the terms and conditions of the indemnity provisions of the Agency Agreement dated March 5, 1986 among the Partnership, its General Partners and MLPF&S. The ultimate outcome of this action is not determinable at this time.

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

Item 6.           Exhibits and Reports on Form 8-K

                  Responses:

a) Exhibits: Exhibit 27  Financial Data Schedule
             For the period ending March 31, 1998.

b) Reports on Form 8-K:

            Report filed on February 18, 1998 disclosing under Item 5, Other Events, the execution of an Agreement in Principle to sell the land formerly known as Treasure Island.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      /s/ Audrey Bommer
                                 Audrey Bommer
                                 Vice President and
                                 Chief Financial Officer

May 15, 1998