Form 10-Q
period 1998-06-30
MLH INCOME REALTY PARTNERSHIP VI
filed 1998-08-14
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


      For Quarter Ended                             Commission File Number
       June 30, 1998                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets
  June 30, 1998 and December 31, 1997.

Consolidated Statements of Operations
 for the three and six months Ended June 30, 1998 and June 30, 1997

Consolidated Statements of Cash Flows
 for the six months Ended June 30, 1998 and June 30, 1997

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                 June 30,        December 31,
                                                                   1998              1997
                                                               -------------    -------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
Land                                                           $      26,716    $      26,716
Other real estate assets                                               8,487            7,696
                                                               -------------    -------------
           Total real estate investments                              35,203           34,412
                                                               -------------    -------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                          5,072            6,434
Interest and other receivables, net of allowances
  of $848 in 1998 and $1,091 in 1997                                     134               62
Prepaid expenses and other                                                16                8
                                                               -------------    -------------
           Total other assets                                          5,222            6,504
                                                               -------------    -------------

           TOTAL                                               $      40,425    $      40,916
                                                               =============    =============

LIABILITIES:
Accounts payable and accrued expenses                          $         330    $         367
Other liabilities                                                        514              514
                                                               -------------    -------------
           Total liabilities                                             844              881
                                                               -------------    -------------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                   25               25
  Cumulative income                                                   20,405           20,405
  Cumulative distributions                                           (20,430)         (20,430)
                                                               -------------    -------------
                                                                          --               --
                                                               -------------    -------------

Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                    294,968          294,968
  Cumulative income                                                  103,894          104,348
  Cumulative distributions                                          (359,281)        (359,281)
                                                               -------------    -------------
                                                                      39,581           40,035
                                                               -------------    -------------
           Total Partners' capital                                    39,581           40,035
                                                               -------------    -------------
           TOTAL                                               $      40,425    $      40,916
                                                               =============    =============



                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                 (Unaudited)

                                                     For the Three Months Ended      For the Six Months Ended
                                                     -----------    -----------    -----------    -----------
                                                       June 30,       June 30,       June 30,        June 30,
                                                         1998           1997           1998           1997
                                                     -----------    -----------    -----------    -----------
OPERATING REVENUES:
Rental                                               $       110   $       145    $       159    $       178
Interest                                                      78           124            161            206
                                                     -----------    -----------    -----------    -----------
             Total operating revenues                        188           269            320            384
                                                     -----------    -----------    -----------    -----------

OPERATING EXPENSES:
Property operating                                           359            444            639            897
General and administrative                                    67             62            135            180
                                                     -----------    -----------    -----------    -----------
             Total operating expenses                        426            506            774          1,077
                                                     -----------    -----------    -----------    -----------

NET LOSS                                             $       238    $       237    $       454    $       693
                                                     ===========    ===========    ===========    ===========
NET LOSS ALLOCATED TO
  GENERAL PARTNERS                                   $        --    $        --    $        --    $        --
                                                     ===========    ===========    ===========    ===========

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                                   $       238    $       237    $       454    $       693
                                                     ===========    ===========    ===========    ===========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                               $      0.73    $      0.74    $      1.40    $      2.15
                                                     ===========    ===========    ===========    ===========

UNITS OF LIMITED PARTNERSHIP INTEREST                    322,275        322,275        322,275        322,275
                                                     ===========    ===========    ===========    ===========



                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                For the Six Months Ended
                                                                 June 30,       June 30,
                                                                   1998           1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $      (454)   $      (693)
     Items reconciling net loss to net cash
       used in operating activities:
           Bad Debt Expense                                            (15)           377
           Changes in operating assets and liabilities:
              Interest and other receivables                           (57)          (385)
              Accounts payable and accrued expenses                    (37)            13
              Other assets and other liabilities, net                   (8)            (6)
                                                               -----------    -----------
Net cash used in operating activities                                 (571)          (694)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property improvements                                            (791)          (903)
                                                               -----------    -----------
Net cash used in investing activities                                 (791)          (903)
                                                               -----------    -----------


NET DECREASE IN CASH AND EQUIVALENTS                                (1,362)        (1,597)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            6,434          8,921
                                                               -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                            $     5,072    $     7,324
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

Future Developments of the Property

     On June 2, 1998, TIA executed a contract with Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona based real estate developer ("Athens"), for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community. Neither TIA nor the Partnership is an affiliate of Athens.

     Consummation of the sale is subject to several conditions, including approval by the City Council of Laguna Beach (the "City Council") and the California Coastal Commission (the "Coastal Commission") of the master plan (the "Plan") for the property, and the expiration of all administrative appeal periods and statutes of limitation relating to such approvals without the filing of an appeal or a lawsuit, and there can be no assurance that a sale will be consummated. The Plan was approved by the Laguna Beach Planning Commission (the "Planning Commission") on April 15, 1998 and by the City Council on June 2, 1998. Since the property is oceanfront property, the Plan must be approved by the Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. The City Council must now consider and approve the Plan as modified and then return the Plan to the Coastal Commission for final approval. The Planning Commission and City Council must then consider further approvals to implement the Plan, such as a subdivision map.

     The sale price of the property will be determined under the contract based on a formula which will take into account, among other things, the entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission.

     On July 6, 1998, a Petition for Writ of Mandate (the "Petition") was filed by Eugene R. Atherton, M.D. ("Petitioner") in the Superior Court of the State of California, Orange County, against the City of Laguna Beach Council Members (the "City Council") and others (Atherton v. City of Laguna Beach, et al., Action No. 796478), challenging the City's compliance with the California Environmental Quality Act ("CEQA") in connection with its review and consideration of the Plan. The Petition seeks a Writ of Mandate vacating the City Council's resolution approving the Plan. TIA, Merrill Lynch, Hubbard Inc., an affiliate of the Managing General Partner, and The Athens Group, an affiliate of Athens, are named as "real parties of interest" in the Petition.

     The filing of the Petition does not suspend the processing of the Plan by the Coastal Commission or the processing by the City of further permits or approvals to implement the Plan. Counsel for the Partnership believes that the administrative record contains substantial evidence to support the City Council's decision and will urge the Court to deny the Petitioner's request for a writ of mandate. In the event that the Court grants the Petitioner's request and vacates in full or in part the City Council's resolution approving the Plan, further proceedings by the Planning Commission and the City Council regarding the Plan would be required. The outcome of any such proceedings cannot be predicted at this time. In the event that there is no final resolution of the Petition by December 31, 1998, TIA is no longer obligated to sell the Property to Athens and Athens is no longer obligated to buy the property from TIA. In such case, TIA may then determine to sell the Property to another buyer.

     The Partnership wishes to ensure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private
Securities Litigation Reform Act of 1995. These forward looking statements are based upon current available data and reflect the Partnership's expectations that the Plan will be accepted by the Coastal Commission and that the property will be sold to Athens. Actual receipt of such approvals and closing of the sale are subject to future events and uncertainties which could materially affect the ability of the Partnership to receive these approvals and consummate the sale. Among the factors which could materially affect the Partnership's prospects for receiving the approvals and closing of the sale are: (i) uncertainties regarding the granting of approval by the Coastal Commission and further approvals by the City Council and the Planning Commission required to implement the Plan, (ii) possible delays in the administrative process required to obtain the approvals which are outside the control of the Partnership, (iii) objections by third parties to the Plan, including uncertainties regarding the outcome of the Petition, and possible other litigation, which could significantly delay or ultimately prevent the receipt of the approvals, and (iv) failure of Athens to close for any reason. There can be no assurance that the approvals will be obtained or that the sale will be consummated. If the sale to Athens is not consummated and the Partnership determines to sell the property to another buyer, there can be no assurance that such sale will be consummated.

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

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents". All such securities mature within one year, and any unrealized gains or losses on these securities for the six months ended June 30, 1998 are immaterial.

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

     While these appeals were pending TIA, the tenants and TIROA entered into settlement discussions which resulted in a settlement of all litigation among them. Pursuant to the settlement the tenants agreed to pay TIA approximately $807,000, (the "Settlement Amount") of which $538,000 has been collected. Additionally, the Settlement Amount has been further reduced by (i) certain assignments of tenant receivables and, (ii) relocation benefits due to qualified tenants. The tenants and TIROA have released all claims against TIA and all tenants have vacated the property and dismissed the appeal of the judgment of possession. Upon full performance by the tenants of the settlement agreements, TIA will dismiss the unlawful detainer actions. Some tenants have refused to sign a settlement agreement, or have not fully performed their obligations under their settlement agreement, or are attempting to renegotiate their settlement. TIA anticipates that the 11 unsigned or unperformed tenant settlement agreements will either be signed, fully performed, or that a judgment will be entered for money damages against the tenants in 1998.

     The Federal Action has been dismissed and judgment was entered in favor of TIA. The United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

     In February 1996, the Partnership submitted a development proposal to the City for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the property as required by the California Coastal Act.

     The Planning Commission approved a development proposal for the property consisting of up to 275 hotel rooms and 37 residences on April 15, 1998.

     On June 2, 1998, TIA executed a contract with Vestar-Athens Resorts, L.L.C. ("Athens) for the sale of the property. Athens, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. The purchase price of the property will be based in part on the entitlements which are obtained. The contract for the sale of the property provides for reimbursement by Athens of certain operating expenses. Consummation of the sale is subject to several conditions, including approval of the master plan ("Plan") by the City Council and the Coastal Commission, and the expiration of all administrative appeal periods and statutes of limitation relating to such approvals without the filing of an appeal or a lawsuit, and there can be no assurance that a sale will be consummated.

     The City Council approved the Plan on June 2, 1998. Because the property is oceanfront property, the Plan must be approved by the Coastal Commission before it becomes effective and before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. The City Council must now consider and approve the Plan as modified and then return the Plan to the Coastal Commission for final approval. The Planning Commission and City Council must then consider further approvals to implement the Plan, such as a subdivision map. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission will affect the value, and therefore, pricing, of the property.

     On July 6, 1998, a Petition for Writ of Mandate (the "Petition") was filed by Eugene R. Atherton, M.D. in the Superior Court of the State of California, Orange County, against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478), challenging the City's compliance with the California Environmental Quality Act in connection with its review and consideration of the Plan. The Petition seeks a Writ of Mandate vacating the City Council's resolution approving the Plan. TIA, Merrill Lynch, Hubbard Inc., an affiliate of the Managing General Partner, and The Athens Group, an affiliate of the party that executed the June 2, 1998 contract for the sale of the property, are named as "real parties of interest" in the Petition.

         The filing of the Petition does not suspend the processing of the Plan by the Coastal Commission or the processing by the City of further permits or approvals to implement the Plan. Counsel for the Partnership believes that the administrative record contains substantial evidence to support the City Council's decision and will urge the Court to deny the Petitioner's request for a writ of mandate. In the event that the Court grants the Petitioner's request and vacates in full or in part the City Council's resolution approving the Plan, further proceedings by the Planning Commission and the City Council regarding the Plan would be required. The outcome of any such proceedings cannot be predicted at this time. In the event that there is no final resolution of the Petition by December 31, 1998, TIA is no longer obligated to sell the property to Athens and Athens is no longer obligated to buy the property from TIA. In such case, TIA may then determine to sell the property to another buyer.

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

     At June 30, 1998, the Partnership and its consolidated joint venture had cash and equivalents of approximately $5.0 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $1,362,000 from December 31, 1997 to June 30, 1998 primarily due to disbursements for certain costs related to the redevelopment of the property, net of interest income earned on the Partnership's portfolio of cash equivalents.

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

     Results of Operations

     Fluctuations in the Partnership's operating results for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, are primarily attributable to the following:

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

     While these appeals were pending TIA, the tenants and TIROA entered into settlement discussions which resulted in a settlement of all litigation among them. Pursuant to the settlement the tenants agreed to pay TIA approximately $807,000, (the "Settlement Amount") of which $538,000 has been collected. Additionally, the Settlement Amount has been further reduced by (i) certain assignments of tenant receivables and, (ii) relocation benefits due to qualified tenants. The tenants and TIROA have released all claims against TIA and all tenants have vacated the property and dismissed the appeal of the judgment of possession. Upon full performance by the tenants of the settlement agreements, TIA will dismiss the unlawful detainer actions. Some tenants have refused to sign a settlement agreement, or have not fully performed their obligations under their settlement agreement, or are attempting to renegotiate their settlement. TIA anticipates that the 11 unsigned or unperformed tenant settlement agreements will either be signed, fully performed, or that a judgment will be entered for money damages against the tenants in 1998.

     The Federal Action has been dismissed and judgment was entered in favor of TIA. The United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

     In February 1996, the Partnership submitted a development proposal to the City for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the property as required by the California Coastal Act.

     The Planning Commission approved a development proposal for the property consisting of up to 275 hotel rooms and 37 residences on April 15, 1998.

     On June 2, 1998, TIA executed a contract with Vestar-Athens Resorts, L.L.C. ("Athens) for the sale of the property. Athens, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. The purchase price of the property will be based in part on the entitlements which are obtained. The contract for the sale of the property provides for reimbursement by Athens of certain operating expenses. Consummation of the sale is subject to several conditions, including approval of the master plan ("Plan") by the City Council and the Coastal Commission, and the expiration of all administrative appeal periods and statutes of limitation relating to such approvals without the filing of an appeal or a lawsuit, and there can be no assurance that a sale will be consummated.

     The City Council approved the Plan on June 2, 1998. Because the property is oceanfront property, the Plan must be approved by the Coastal Commission before it becomes effective and before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. The City Council must now consider and approve the Plan as modified and then return the Plan to the Coastal Commission for final approval. The Planning Commission and City Council must then consider further approvals to implement the Plan, such as a subdivision map. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission will affect the value, and therefore, pricing, of the property.

     On July 6, 1998, a Petition for Writ of Mandate (the "Petition") was filed by Eugene R. Atherton, M.D. in the Superior Court of the State of California, Orange County, against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478), challenging the City's compliance with the California Environmental Quality Act in connection with its review and consideration of the Plan. The Petition seeks a Writ of Mandate vacating the City Council's resolution approving the Plan. TIA, Merrill Lynch, Hubbard Inc., an affiliate of the Managing General Partner, and The Athens Group,an affiliate of the party that executed the June 2, 1998 contract for the sale of the property, are named as "real parties of interest" in the Petition.

         The filing of the Petition does not suspend the processing of the Plan by the Coastal Commission or the processing by the City of further permits or approvals to implement the Plan. Counsel for the Partnership believes that the administrative record contains substantial evidence to support the City Council's decision and will urge the Court to deny the Petitioner's request for a writ of mandate. In the event that the Court grants the Petitioner's request and vacates in full or in part the City Council's resolution approving the Plan, further proceedings by the Planning Commission and the City Council regarding the Plan would be required. The outcome of any such proceedings cannot be predicted at this time. In the event that there is no final resolution of the Petition by December 31, 1998, TIA is no longer obligated to sell the property to Athens and Athens is no longer obligated to buy the property from TIA. In such case, TIA may then determine to sell the property to another buyer.

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

Item 6.      Exhibits and Reports on Form 8-K

Responses:

a) Exhibits: Exhibit 27  Financial Data Schedule
             For the period ending June 30, 1998.

b) Reports on Form 8-K:

          Report filed on June 5, 1998 disclosing under Item 5, Other Events, the execution of a contract to sell the land formerly known as Treasure Island.

          Report filed on July 22, 1998 disclosing under Item 5, Other Events, the filing of a Petition for Writ of Mandate against the City of Laguna Beach Council Members, and others, in connection with its review and consideration of the master plan for the development of the land formerly known as Treasure Island.

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

August 14, 1998