Form 10-Q
period 1998-09-30
MLH INCOME REALTY PARTNERSHIP VI
filed 1998-11-13
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998


      For Quarter Ended                             Commission File Number
       September 30, 1998                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets September 30, 1998 and December 31, 1997.

Consolidated Statements of Operations
 For the Three and Nine Months Ended
 September 30, 1998 and September 30, 1997

Consolidated Statements of Cash Flows
 For the Nine Months Ended
 September 30, 1998 and September 30, 1997

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURE
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             September 30,        December 31,
                                                                                 1998                1997
                                                                             -------------        ------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Notes 1,3):
Land                                                                         $      26,716        $     26,716
Other real estate assets                                                             8,603               7,696
                                                                             -------------        ------------
        Total real estate investments                                               35,319              34,412
                                                                             -------------        ------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                                        4,654               6,434
Interest and other receivables, net of allowances
  of $0 in 1998 and $1,091 in 1997                                                     264                  62
Prepaid expenses and other                                                              10                   8
                                                                             -------------         -----------
        Total other assets                                                           4,928               6,504
                                                                             -------------         -----------

        TOTAL                                                                $      40,247         $    40,916
                                                                             =============         ===========

LIABILITIES:
Accounts payable and accrued expenses                                        $         229         $       367
Other liabilities                                                                      514                 514
                                                                             -------------         -----------
        Total liabilities                                                              743                 881
                                                                             -------------         -----------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                                 25                  25
  Cumulative income                                                                 20,405              20,405
  Cumulative distributions                                                         (20,430)            (20,430)
                                                                             -------------         -----------
                                                                                         -                   -
                                                                             -------------         -----------
Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                                  294,968              294,968
  Cumulative income                                                                103,817              104,348
  Cumulative distributions                                                        (359,281)            (359,281)
                                                                             -------------         ------------
                                                                                    39,504               40,035
                                                                             -------------         ------------
        Total Partners' capital                                                     39,504               40,035
                                                                             -------------         ------------

        TOTAL                                                                $      40,247         $     40,916
                                                                             =============         ============


                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                 (Unaudited)

                                                        For the Three Months Ended         For the Nine Months Ended
                                                     --------------------------------   --------------------------------
                                                      September 30,    September 30,     September 30,     September 30,
                                                           1998              1997             1998              1997
                                                     --------------    --------------   --------------    --------------
OPERATING REVENUES:
Rental                                               $          169    $          420   $          328    $          599
Interest                                                         66               102              227               308
                                                     --------------    --------------   --------------    --------------
             Total operating revenues                           235               522              555               907
                                                     --------------    --------------   --------------    --------------

OPERATING EXPENSES:
Property operating                                              229               397              868             1,294
General and administrative                                       83                52              218               232
                                                     --------------    --------------   --------------    --------------
             Total operating expenses                           312               449            1,086             1,526
                                                     --------------    --------------   --------------    --------------

NET INCOME (LOSS)                                    $          (77)   $           73   $         (531)   $         (619)
                                                     ==============    ==============   ==============    ==============

NET INCOME INCOME ALLOCATED TO
  GENERAL PARTNERS                                   $           --    $            7   $           --    $            7
                                                     ==============    ==============   ==============    ==============

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                   $          (77)   $           66   $         (531)   $         (626)
                                                     ==============    ==============   ==============    ==============

NET INCOME (LOSS) PER UNIT OF LIMITED
             PARTNERSHIP INTEREST                    $        (0.24)   $         0.21   $        (1.64)   $        (1.94)
                                                     ==============    ==============   ==============    ==============

UNITS OF LIMITED PARTNERSHIP INTEREST                       322,275           322,275          322,275           322,275
                                                     ==============    ==============   ==============    ==============


                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                  For the Nine Months Ended
                                                                --------------------------------
                                                                 September 30,   September 30,
                                                                     1998              1997
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $       (531)     $       (619)
     Items reconciling net loss to net cash
       used in operating activities:
           Bad debt expense                                               (16)               38
           Changes in operating assets and liabilities:
              Interest and other receivables                             (186)              (80)
              Accounts payable and accrued expenses                      (138)              131
              Other assets and other liabilities, net                      (2)              (11)
                                                                -------------      ------------
Net cash used in operating activities                                    (873)             (541)
                                                                -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property improvements                                               (907)           (1,435)
                                                                -------------      ------------
Net cash used in investing activities                                    (907)           (1,435)
                                                                -------------      ------------


NET DECREASE IN CASH AND EQUIVALENTS                                   (1,780)           (1,976)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                               6,434             8,921
                                                                -------------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                             $       4,654      $      6,945
                                                                =============      ============

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

     The Partnership's last remaining real estate investment is the land formerly known as Treasure Island (the "property"), a scenic, oceanfront property situated on approximately 27 acres, including 4,000 feet of coastline along the Pacific Ocean, in Laguna Beach, California. Existing zoning permits use of the property only as a mobile home park; however, the Managing General Partner believes that changing the use of the property may maximize its value if appropriate zoning and land use entitlements can be obtained. The property was officially closed as a mobile park on March 15, 1996 and all former tenants have vacated the property. Treasure Island Associates ("TIA"), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants. See Note 3, Litigation, for a discussion of local legislation, administrative requirements and litigation affecting this property.

Future Developments of the Property

     On June 2, 1998, TIA executed a contract with Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona based real estate developer ("Athens"), for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community. Neither TIA nor the Partnership is an affiliate of Athens.

     Consummation of the sale is subject to several conditions, including approval by the City Council of Laguna Beach (the "City Council") and the California Coastal Commission (the "Coastal Commission") of the master plan (the "Plan") for the property, and the expiration of all administrative appeal periods and statutes of limitation relating to such approvals without the filing of an appeal or a lawsuit, and there can be no assurance that a sale will be consummated. The Plan was approved by the Laguna Beach Planning Commission (the "Planning Commission") on April 15, 1998 and by the City Council on June 2, 1998. Since the property is oceanfront property, the Plan must be approved by the Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. California Coastal Commission policy and regulations require that the language of such modifications and conditions, which were discussed and altered during the course of the August 13, 1998 hearing, be approved by the Coastal Commission at a revised findings hearing. At the revised findings hearing held on November 6, 1998, the Coastal Commission approved the modifications and conditions. Such modifications and conditions must now be approved by the City Council at a hearing currently scheduled for November 17, 1998. If the City Council approves such modifications and conditions, the Executive Director of the Coastal Commission is expected to report such acceptance to the Coastal Commission and the Plan will become final. The Planning Commission and City Council must then consider further approvals to implement the Plan, such as a subdivision map. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission will affect the value, and therefore, pricing, of the property.

     The sale price of the property will be determined under the contract based on a formula which will take into account, among other things, the entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission.

     On July 6, 1998, a Petition for Writ of Mandate (the "Petition") was filed by Eugene R. Atherton, M.D. ("Petitioner") in the Superior Court of the State of California, Orange County, against the City of Laguna Beach Council Members (the "City Council") and others (Atherton v. City of Laguna Beach, et al., Action No. 796478), challenging the City's compliance with the California Environmental Quality Act in connection with its review and consideration of the Plan. The Petition seeks a Writ of Mandate vacating the City Council's resolution approving the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of Athens), are named as "real parties of interest" in the Petition.

     In response to the Petition and based on the petitioner's failure to meet certain deadlines required by the California Environmental Quality Act, the City has filed a motion to dismiss the Petition. Merrill Lynch, Hubbard Inc., TIA and The Athens Group filed a joinder in the City's motion. On November 4, 1998, the Superior Court denied the motion to dismiss and set a status conference for December 1, 1998, with an expected hearing date in January or February 1999.

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

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents". All such securities mature within one year, and any unrealized gains or losses on these securities for the nine months ended September 30, 1998 are immaterial.

Income Taxes

     No provision for income taxes has been made since all income and losses are allocated to the partners for inclusion in their tax returns.

Allocations Among Partners

     Pursuant to the Partnership Agreement, Distributable Cash from operations if any, will be allocated 90.16% to the Limited Partners and 9.84% to the General Partners. In addition to the distribution of cash from operations, the Partnership Agreement provides for the General Partners, as a class, to receive 2% of Sale or Financing Proceeds to be distributed, representing their residual carried interest.

     The General Partners are required to make additional capital contributions under certain limited circumstances upon liquidation of the Partnership.

     Net income or loss is allocated to the Partners in accordance with the Partnership Agreement.

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

     On May 2, 1995, the City adopted a second amended resolution ("the Second Amended Resolution") reducing substantially the total amount of relocation benefits potentially payable to residents as a mitigation measure. Accordingly, on September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,270,990 to secure TIA's obligations under the settlement agreements with residents (described in the following paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impact to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement between the City and TIA, the letter of credit expired on September 30, 1996, and was not renewed.

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

     While these appeals were pending TIA, the tenants and TIROA entered into settlement discussions which resulted in a settlement of all litigation among them. Pursuant to the settlement the tenants agreed to pay TIA approximately $807,000, (the "Settlement Amount") of which $545,000 has been collected. Additionally, the Settlement Amount has been further reduced by (i) certain assignments of tenant receivables and, (ii) relocation benefits due to qualified tenants. The tenants and TIROA have released all claims against TIA and all tenants have vacated the property and dismissed the appeal of the judgment of possession. Upon full performance by the tenants of the settlement agreements, TIA will dismiss the unlawful detainer actions. Some tenants have refused to sign a settlement agreement, or have not fully performed their obligations under their settlement agreement, or are attempting to renegotiate their settlement. TIA anticipates that the 11 unsigned or unperformed tenant settlement agreements will either be signed, fully performed, or that a judgment will be entered for money damages against the tenants in 1998.

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

     The City Council approved the Plan on June 2, 1998. Because the property is oceanfront property, the Plan must be approved by the Coastal Commission before it becomes effective and before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. California Coastal Commission policy and regulations require that the language of such modifications and conditions, which were discussed and altered during the August 13, 1998 hearing, be approved by the Coastal Commission at a revised findings hearing. At the revised findings hearing held on November 6, 1998, the Coastal Commission approved the modifications and conditions. Such modifications and conditions must now be approved by the City Council at a hearing currently scheduled for November 17, 1998. If the City Council approves such modifications and conditions, the Executive Director of the Coastal Commission is expected to report such acceptance to the Coastal Commission and the Plan will become final. The Planning Commission and City Council must then consider further approvals to implement the Plan, such as a subdivision map. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission will affect the value, and therefore, pricing, of the property.

     On July 6, 1998, a Petition for Writ of Mandate (the "Petition") was filed by Eugene R. Atherton, M.D. in the Superior Court of the State of California, Orange County, against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478), challenging the City's compliance with the California Environmental Quality Act in connection with its review and consideration of the Plan. The Petition seeks a Writ of Mandate vacating the City Council's resolution approving the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named as "real parties of interest" in the Petition.

     In response to the Petition and based on the petitioner's failure to meet certain deadlines required by the California Environmental Quality Act, the City has filed a motion to dismiss the Petition. Merrill Lynch, Hubbard Inc., TIA and The Athens Group filed a joinder in the City's motion. On November 4, 1998, the Superior Court denied the motion to dismiss and set a status conference for December 1, 1998, with an expected hearing date in January or February 1999.

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

PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited Partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996, the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited partnership interests in certain other limited Partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited Partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such Partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those Partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the Court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second Amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second Amended Complaint on February 17, 1997. On August 26, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the District Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The District Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal with Second Circuit Court of Appeals. On August 28, 1998, the Second Circuit affirmed the dismissal of plaintiff's complaint.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Liquidity and Capital Resources

     Because the land formerly known as Treasure Island (the "property") is the last remaining property investment of the Partnership, pursuant to Section 8.1
(ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of all of the Partnership's remaining assets (see Part II, Item 1, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of this property).

     At September 30, 1998, the Partnership and its consolidated joint venture had cash and equivalents of approximately $4.7 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased approximately $1.8 million from December 31, 1997 to September 30, 1998 primarily due to disbursements for certain costs related to the redevelopment of the property, net of interest income earned on the Partnership's portfolio of cash equivalents.

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

     Such cumulative Limited Partners' distributions included sales proceeds and related interest totaling $211,670,000, or $656.80 per Unit. For income tax purposes all cash distributions are a tax-free return of capital until the cash received exceeds the tax basis of his/her Partnership investment. Taxable income or losses of the Partnership are passed through to the Partners for inclusion in their respective tax returns, as reflected on the Federal Schedules K-1 distributed to the Partners each year.

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

     Results of Operations

     Fluctuations in the Partnership's operating results for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, are primarily attributable to the following:

     The  decreases in  revenues,  property  operating  expenses and general and
administrative   expenses  primarily  relate  to  declined   activities  at  the
Partnership's last remaining property.

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

     On May 2, 1995, the City adopted a second amended resolution ("the Second Amended Resolution") reducing substantially the total amount of relocation benefits potentially payable to residents as a mitigation measure. Accordingly, on September 1, 1995, TIA executed a settlement agreement with the City which settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. Under the settlement agreement, TIA agreed to (i) deliver a letter of credit to the City in the amount of $1,270,990 to secure TIA's obligations under the settlement agreements with residents (described in the following paragraph), and (ii) pay an additional sum of approximately $1,000,000 to the City to mitigate the adverse impact to the City's supply of low to moderate income housing, $500,000 of which was paid in September 1995, with the balance to be paid at a future date. According to the agreement between the City and TIA, the letter of credit expired on September 30, 1996, and was not renewed.

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

     While these appeals were pending TIA, the tenants and TIROA entered into settlement discussions which resulted in a settlement of all litigation among them. Pursuant to the settlement the tenants agreed to pay TIA approximately $807,000, (the "Settlement Amount") of which $545,000 has been collected. Additionally, the Settlement Amount has been further reduced by (i) certain assignments of tenant receivables and, (ii) relocation benefits due to qualified tenants. The tenants and TIROA have released all claims against TIA and all tenants have vacated the property and dismissed the appeal of the judgment of possession. Upon full performance by the tenants of the settlement agreements, TIA will dismiss the unlawful detainer actions. Some tenants have refused to sign a settlement agreement, or have not fully performed their obligations under their settlement agreement, or are attempting to renegotiate their settlement. TIA anticipates that the 11 unsigned or unperformed tenant settlement agreements will either be signed, fully performed, or that a judgment will be entered for money damages against the tenants in 1998.

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

     The City Council approved the Plan on June 2, 1998. Because the property is oceanfront property, the Plan must be approved by the Coastal Commission before it becomes effective and before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. California Coastal Commission policy and regulations require that the language of such modifications and conditions, which were discussed and altered during the course of the August 13, 1998 hearing, be approved by the Coastal Commission at a revised findings hearing. At the revised findings hearing held on November 6, 1998, the Coastal Commission approved the modifications and conditions. Such modifications and conditions must now be approved by the City Council at a hearing currently scheduled for November 17, 1998. If the City Council approves such modifications and conditions, the Executive Director of the Coastal Commission is expected to report such acceptance to the Coastal Commission and the Plan will become final. The Planning Commission and City Council must then consider further approvals to implement the Plan, such as a subdivision map. The entitlements for the property that are actually granted by the Planning Commission, the City Council and the Coastal Commission will affect the value, and therefore, pricing, of the property.

     On July 6, 1998, a Petition for Writ of Mandate (the "Petition") was filed by Eugene R. Atherton, M.D. in the Superior Court of the State of California, Orange County, against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478), challenging the City's compliance with the California Environmental Quality Act in connection with its review and consideration of the Plan. The Petition seeks a Writ of Mandate vacating the City Council's resolution approving the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named as "real parties of interest" in the Petition.

     In response to the Petition and based on the petitioner's failure to meet certain deadlines required by the California Environmental Quality Act, the City has filed a motion to dismiss the Petition. Merrill Lynch, Hubbard Inc., TIA and The Athens Group filed a joinder in the City's motion. On November 4, 1998, the Superior Court denied the motion to dismiss and set a status conference for December 1, 1998, with an expected hearing date in January or February 1999.

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

PARTNERSHIP LITIGATION

     On November 29, 1995, December 15, 1995, December 22, 1995, and February 6, 1996, certain putative class actions were filed purportedly on behalf of, among others, all persons who purchased limited Partnership interests in the Partnership. Pursuant to an order of the United States District Court for the Southern District of New York dated February 25, 1996, these actions have been consolidated in that Court for pre-trial purposes under the caption In re Merrill Lynch Limited Partnerships Litigation (the "New York Consolidated Action"). Pursuant to that order, on March 29, 1996, the plaintiffs filed a First Consolidated Amended Class Action Complaint (the "Amended Complaint"), which superseded the allegations in the complaints mentioned above. In addition to investors of the Partnership, the Amended Complaint was filed purportedly on behalf of all persons who purchased limited Partnership interests in certain other limited Partnerships formed by affiliates of the Managing General Partner and for which the Managing General Partner has acted or acts as a general partner, and certain other limited Partnerships for whom Merrill Lynch, Pierce Fenner & Smith Incorporated ("MLPF&S") acted as selling agent (all such Partnerships other than the Partnership are hereinafter referred to as the "Other Partnerships"), against MLH Property Managers Inc. and MLH Realprop Associates VI L.P. (the "General Partners"), certain affiliates of the General Partners, Merrill Lynch & Co., Inc. ("ML & Co."), MLPF&S, Merrill Lynch, Hubbard Inc. ("MLH"), and certain direct or indirect subsidiaries and/or affiliates of ML & Co., as defendants (collectively, the "Defendants 1"). The Partnership and certain of the Other Partnerships were originally named as defendants in certain of the actions, but those Partnerships were not named in the Amended Complaint. Plaintiffs' complaint alleges that the Defendants 1 (i) violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), (ii) engaged in fraud and negligent misrepresentation in connection with the sale of limited partnership interests in the Partnership and the Other Partnerships, (iii) breached their fiduciary duties, and (iv) breached their contracts or tortiously interfered with express or implied contracts and covenants. The action seeks compensatory, consequential, treble, general and punitive damages, disgorgement and restitution, the costs and expenses incurred in connection with the action, reasonable attorneys' fees, and such other and further relief as the Court may deem just and proper. On July 17, 1996, the Court endorsed a stipulation and order which provides for (a) the dismissal without prejudice of claims relating to certain of the Other Partnerships; (b) the certification of a plaintiff class as to certain of the claims alleged in the Amended Complaint; and (c) the filing of a supplemental pleading in the action adding claims under the New Jersey Securities Fraud statute and the New Jersey Criminal Justice Act of 1970. On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. At a hearing held on October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint ("Second Amended Complaint") and held that Defendants 1's motion would be deemed withdrawn. Plaintiffs filed their Second Amended Complaint on January 17, 1997. Defendants 1 moved to dismiss the Second Amended Complaint on February 17, 1997. On August 26, 1997, the Honorable Michael B. Mukasey, United States District Judge in the Southern District of New York, issued a 51-page Opinion and Order granting the Defendants' motion to dismiss the Consolidated Action. Finding that plaintiffs' RICO claims were barred by the applicable statutes of limitations, the District Court dismissed plaintiffs' RICO claims with prejudice and dismissed the remaining state law claims for lack of subject matter jurisdiction. The District Court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal with Second Circuit Court of Appeals. On August 28, 1998, the Second Circuit affirmed the dismissal of plaintiff's complaint.

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

Item 6.      Exhibits and Reports on Form 8-K

Responses:

a) Exhibits: Exhibit 27  Financial Data Schedule
             For the period ending September 30, 1998.

b) Reports on Form 8-K:

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

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      /s/ Sharon McKenzie
                                 ------------------------
                                 Sharon McKenzie
                                 Vice President and
                                 Chief Financial Officer

November 13, 1998