Form 10-K
period 1998-12-31
MLH INCOME REALTY PARTNERSHIP VI
filed 1999-03-31
CIK 771586

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

                  For the fiscal year ended December 31, 1998

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

                                    PART I.

ITEM 1.   BUSINESS.

     The registrant, MLH Income Realty Partnership VI (the "Partnership" or the "Registrant"), is a limited partnership which was formed on December 4, 1984 under the Uniform Limited Partnership Act of the State of New York for the purpose of investing primarily in income-producing commercial, industrial and residential real estate, either existing or under construction or development. The Partnership was also permitted to invest in properties by making mortgage loans.

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

     The Partnership's remaining real estate investment is the land formerly known as Treasure Island (the "property"), a scenic, oceanfront property situated on approximately 27 acres, including 3,000 feet of coastline along the Pacific Ocean, in Laguna Beach, California. As previously reported, the property was officially closed as a mobile home park on March 15, 1996 and all former tenants have vacated the property. Treasure Island Associates ("TIA"), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants. (see Item 3, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of this property).

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

     On  June  2,  1998,   TIA  executed  a  contract  (the   "Contract")   with
Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona-based real estate developer ("Athens"), for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community. The Contract provides for Athens to pay TIA a monthly overhead charge along with certain expenses associated with operating the property. TIA and Athens executed an amendment to the Contract dated as of December 24, 1998 (the "Amendment"), that, among other things, provides that the closing date shall be no later than September 15, 1999 and sets the purchase price for the property at $37,000,000. If the closing has not occurred by June 1, 1999, the purchase price to be paid by Athens will increase by an amount equal to an annualized 10% of the stated purchase price until the closing date. The Contract is subject to several conditions, and there can be no assurance that a sale will be consummated.

     The City Council approved the master plan (the "Plan") on June 2, 1998. Because the property is on the oceanfront, the Plan was also subject to approval by the Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998 and November 6, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. On November 17, 1998, the City Council approved such modifications and conditions. The Executive Director of the Coastal Commission reported the acceptance of such modifications and conditions to the Coastal Commission and, as a result of such report, the Plan became final on January 13, 1999.

     As part of the City's implementation of the Plan, the City Council adopted Resolution No. 98.075 on November 17, 1998 which incorporated new land use designations and an amended land use map regarding the Plan, and Ordinance No. 1349 on December 1, 1998 which, among other things, added the Treasure Island Specific Plan to the City's Municipal Code. On December 17, 1998 and December 29, 1998, based upon California law allowing submission of legislative actions to the electorate for approval, certain Laguna Beach residents filed petitions seeking a referendum to overturn Resolution No. 98.075 and Ordinance No. 1349, respectively. The Orange County Registrar of Voters verified that each petition contained the number of signatures required by the California Elections Code. On January 19, 1999, in response to the referendum petitions, the City Council scheduled a special election for Tuesday, April 27, 1999, for the purpose of submitting Resolution No. 98.075 and Ordinance No. 1349 to the voters. If the referenda are approved by the voters, the City Council's decisions with respect to Resolution No. 98.075 and Ordinance No. 1349 will be affirmed; if the referenda are disapproved, further proceedings by the Planning Commission and the City Council regarding the Plan will be required.

     The Planning Commission and City Council may now consider further permits and approvals to implement the Plan, such as a subdivision map, site development plan and design review.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named in the Petition as "real parties of interest."

     The Court has scheduled a hearing on the merits of the Petition to be held on April 28, 1999, at which time the Court will either announce its decision with respect to the Petition or will take the matter under advisement for announcement of its decision at a later date. The filing of the Petition does not affect the processing of the Plan by the Coastal Commission or processing of further permits and approvals to implement the Plan by the City. Counsel for the Partnership believes that the administrative record contains substantial evidence to support the City Council's approval of the Plan and will urge the Court to deny the Petition. If the Court grants the Petition and vacates all or part of the City Council's approval of the Plan, further proceedings by the Planning Commission and the City Council regarding the Plan would be required. The outcome of any such proceedings cannot be predicted at this time.

     The Registrant wishes to ensure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current available data and reflect the Registrant's expectations that the referenda will result in a favorable outcome and that the property will be sold to Athens. Actual receipt of a favorable outcome on the referenda and closing of the sale are subject to future events and uncertainties, which could materially affect the ability of the Registrant to obtain a favorable outcome of the referenda and consummate the sale to Athens.

     Since this is the last remaining property investment of the Registrant, pursuant to Section 8.1 (ii) of the Registrant's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Registrant. The Registrant will not be liquidated, however, until payment of a final liquidating distribution to the Registrant's partners of all of the Registrant's remaining assets.

     Neither TIA nor the Registrant is an affiliate of Athens.

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

Insurance

     The current property insurance contract is for a one-year period expiring March 1, 2000. Under this policy, the buildings and improvements owned by TIA are covered by an all risk property policy, except for flood and earthquake risks, with a blanket limit of liability for all perils of approximately $1,131,000. This property insurance is subject to a deductible of $1,000 per occurrence.

     The Partnership has comprehensive general liability insurance for claims or suits for bodily injury and property damage to third parties on a per occurrence basis which covers all sums up to the limit of the policy, after which the Partnership becomes legally obligated to pay. This insurance is subject to a deductible of $2,500 per occurrence.

ITEM 2  PROPERTIES

     Reference is made to Item 1 for a description of the Partnerhip's real property investments, which descripion is incorported herein by reference.

     The property (as defined above) was the sole remaining investment property owned by the Partnership during fiscal years ended 1997 and 1998.

     Set forth below is a brief description of each of the real property investments made by the Partnership. Reference is made to Notes 1,2,3,4,8 and 9 of the Notes to Consolidated Financial Statements in Item 8 below, the relevant provisions of which are incorporated herein by reference, for additional information concerning the property investments.

     The Partnership's remaining real estate investment is the land formerly know as Treasure Island, a scenic, oceanfront property situated on approximately 27 acres, including 3,000 feet of coastline along the Pacific Ocean, in Laguna Beach California. Treasure Island Associates ("TIA") is the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns the fee interest in the property. (See Item 1, Business, for a discussion of recent developments and allowable use of the property and Item 3, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation, affecting this property.) TIA acquired this property on August 1, 1989. A description may be found in the Partnership's Current Report on Form 8-K dated August 15, 1989, a copy of which Report is incorporated herein by reference.

     On December 19, 1995, the Partnership sold the land and the Partnership's interest as landlord in the ground lease for the land under the property known as 1801 Century Park East. The sale was made to the tenant which leased the land from the Partnership under the ground lease, after the tenant exercised its option to purchase. Upon the distribution of the proceeds from the sale of this property, the Unit Holders received cash distributions of Distributable Cash and Sales Proceeds in an amount in excess of their Capital Contributions, the threshold for the General Partners to receive 2% of all Sale Proceeds previously or then distributed to Partners and any subsequent distribution of Sale Proceeds (the "General Partner's 2% Interest"), in accordance with the terms of the
Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement"). The Partnership's sale of 1801 Century Park East's land is described in the Partnership's Current Report on Form 8-K dated December 28, 1995, which is incorporated herein by reference.

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

     In 1992, in compliance with an ordinance requiring mobile home park owners to apply for a conditional use permit ("CUP") prior to a park closure, TIA applied to the City of Laguna Beach for a CUP. In 1994, the City adopted a resolution that approved the CUP but imposed conditions on TIA to mitigate the alleged adverse impact of the closure on tenants. TIA filed a lawsuit in the California Superior Court for the County of Orange ("the Court") challenging the mitigation conditions and Treasure Island Residents and Owners Association
("TIROA") intervened in the action. The Court issued a Writ of Mandate directing, among other things, the City to amend the resolution to limit the mitigation measures. The City then issued an amended resolution effectively complying with the Court's Writ of Mandate. TIA challenged the validity of the mitigation measures reimposed by the amended resolution and filed a second lawsuit with the Court. TIROA also intervened in this action.

     On May 2, 1995, the City adopted a second amended resolution substantially reducing the mitigation conditions and TIA executed a settlement agreement with the City that settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. TIROA challenged the second amended resolution.

     TIROA's lawsuit challenging the Second Amended Resolution, the tenants' actions filed with the Court and non-payment unlawful detainers and closure unlawful detainers were consolidated and transferred to the Court's Complex Litigation Panel. The Court rejected TIROA's challenge to the Second Amended Resolution and entered judgement against TIROA's and in favor of TIA. In addition, the Court entered a judgement of possession in favor of TIA against all tenants in the consolidated unlawful detainer actions. TIROA and the tenants appealed the adverse judgements.

     While these appeals were pending, TIROA, the tenants and TIA resolved all litigations through settlements.

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

     On June 2, 1998, TIA executed a contract (the "Contract") with Vestar-Athens Resorts, L.L.C. ("Athens") for the sale of the property. Athens, a Phoenix, Arizona based real estate developer, plans to purchase the property and to develop it as an oceanfront resort community. TIA and Athens executed an amendment, dated as of December 24, 1998 (the "Amendment"), to the Contract that provides, among other things, that the closing date shall be no later than September 15, 1999 and sets the purchase price for the Property at $37,000,000. If the closing has not occurred by June 1, 1999, the purchase price to be paid by Athens will increase by an amount equal to an annualized 10% of the stated purchase price until the closing date. The Contract is subject to several conditions, and there can be no assurance that a sale will be consummated.

     The City Council approved the master plan (the "Plan") on June 2, 1998. Because the property is on the oceanfront, the Plan was also subject to approval by the Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998 and November 6, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. On November 17, 1998, the City Council approved such modifications and conditions. The Executive Director of the Coastal Commission reported the acceptance of such modifications and conditions to the Coastal Commission and, as a result of such report, the Plan became final on January 13, 1999.

     As part of the City's implementation of the Plan, the City Council adopted Resolution No. 98.075 on November 17, 1998 which incorporated new land use designations and an amended land use map regarding the plan, and Ordinance No. 1349 on December 1, 1998 which, among other things, added the Treasure Island Specific Plan to the City's Municipal Code. On December 17, 1998 and December 29, 1998, based upon California law allowing submission of legislative actions to the electorate for approval, certain Laguna Beach residents filed petitions seeking a referendum to overturn Resolution No. 98.075 and Ordinance No. 1349, respectively. The Orange County Registrar of Voters verified that each petition contained the number of signatures required by the California Elections Code. On January 19, 1999, in response to the referendum petitions, the City Council scheduled a special election for Tuesday, April 27, 1999, for the purpose of submitting Resolution No. 98.075 and Ordinance No. 1349 to the voters. If the referenda are approved by the voters, the City Council's decisions with respect to Resolution No. 98.075 and Ordinance No. 1349 will be affirmed; if the referenda are disapproved, further proceedings by the Planning Commission and the City Council regarding the Plan will be required.

     The Planning Commission and City Council may now consider further permits and approvals to implement the Plan, such as a subdivision map, site development plan and design review.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named in the Petition as "real parties of interest."

     The Court has scheduled a hearing on the merits of the Petition to be held on April 28, 1999, at which time the Court will either announce its decision with respect to the Petition or will take the matter under advisement for announcement of its decision at a later date. The filing of the Petition does not affect the processing of the Plan by the Coastal Commission or processing of further permits and approvals to implement the Plan by the City. Counsel for the Partnership believes that the administrative record contains substantial evidence to support the City Council's approval of the Plan and will urge the Court to deny the Petition. If the Court grants the Petition and vacates all or part of the City Council's approval of the Plan, further proceedings by the Planning Commission and the City Council regarding the Plan would be required. The outcome of any such proceedings cannot be predicted at this time.

PARTNERSHIP LITIGATION

     On February 25, 1996, a series of putative class actions filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership were consolidated for pre-trial purposes by order of the U.S. District Court for the Southern District of New York. Thereafter, a consolidated complaint was filed pursuant to the order of the District Court. On July 17, 1996, the Court endorsed a stipulation and order which provided, among other things, for certification of a plaintiff class and the filing of a supplemental pleading in the action (the "Amended Complaint") adding claims under various New Jersey statutes. The Amended Complaint was filed, and notice of the action was sent to all members of the class pursuant to the stipulation and order of the Court.

     On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. On October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint (the "Second Amended Complaint"). Plaintiffs filed the Second Amended Complaint on January 17, 1997, and, on February 17, 1997, defendants moved to dismiss the Second Amended Complaint.

     On August 26, 1997, the Court granted the motion to dismiss, holding that plaintiffs' RICO claims were barred by the applicable statutes of limitations and dismissing the remaining state law claims for lack of subject matter jurisdiction. The court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On August 28, 1998, the Second Circuit affirmed the dismissal of plaintiffs' complaint. Plaintiffs have taken no further action with regard to the lawsuit, and their time to do so has now expired.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Unit Holders during the fourth quarter of the fiscal year.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

     From November 9, 1992 through 1998, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") provided a limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assisted Merrill Lynch clients who wished to buy or sell limited partnership interests.

     The following table sets forth the range of prices for which Partnership Units were bought or sold through the LPSTD for each quarterly period within the 1997 fiscal year:

       For the Quarter Ended                        Range
       ---------------------                     -----------
              03/31/97                           $ 83 - $ 96
              06/30/97                           $ 88 - $ 96
              09/30/97                           $ 87 - $ 92
              12/31/97                           $ 96 - $ 98

     Units were bought and sold through the LPSTD at $99 per Unit in the month of January 1998. There were no other Partnership Units bought or sold through the LPSTD within the 1998 fiscal year.

     The Partnership's remaining real estate investment, the land formerly known as Treasure Island, does not currently generate cash flow. It is, therefore, expected that Unit holders will not receive further distributions until this last property is sold.

     The Limited Partners' Capital per Unit for financial reporting purposes was $122.67 at December 31, 1998, which approximated the Partnership's net asset value per Unit as of the same date. The net asset value was based upon the estimated future value of the property, together with other assets less liabilities and less the General Partners' 2% residual carried interest in future sale proceeds. Cumulative cash distributions from all sources totaled $1,121.58 per Unit for Limited Partners admitted June 6, 1986 (consisting of $656.80 per Unit of sales proceeds and $464.78 per Unit of Distributable Cash). The net asset value per Unit at December 31, 1998, plus cumulative cash distributions paid to Limited Partners admitted on June 6, 1986, totaled approximately $1,244.25 per Unit.

     The estimated future value of the property formerly known as Treasure Island represents the opinion of the Managing General Partner and is based on facts and conditions existing on the date of the estimation and on a number of assumptions concerning future circumstances, which assumptions may or may not prove to be accurate. In addition, the property's value may fluctuate in response to many real estate market and economic conditions. Therefore, the current net asset value of the Partnership may be different from the Partnership's net asset value as of December 31, 1998 because the property, if it were sold, might be sold for a higher or lower price than the value reflected in the December 31, 1998 net asset value. In addition, the net asset value per Unit may not represent the Unit's current market value, and investors may or may not be able to realize the net asset value per Unit upon disposition of their Units.

     Beginning with December 1994 client account statements, MLPF&S implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Partnership's Managing General Partner may continue to provide its estimate of net asset value in reports to Unit Holders. Pursuant to the limited partnership valuation guidelines implemented in December 1994, estimated values for limited partnership interests originally sold by MLPF&S (such as the Partnership) are provided to MLPF&S by independent valuation services. Commencing in 1996, such estimated values are provided two times per year. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on the prior March 31st for reporting on June month-end MLPF&S client account statements. The Managing General Partner's estimate of its fiscal year end net asset value as set forth above was based on the estimated future value of the property, together with other assets less liabilities and less the General Partners' 2% residual carried interest in future sale proceeds. The value provided by the independent services, however, reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. Like the Partnership's net asset value, the estimated values provided by the independent services are not market values and Unit Holders may not be able to sell their Units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, Unit Holders may not realize the amount shown on their account statements upon the liquidation of the Partnership over its remaining life.

     The Units are evidenced by depositary receipts and may be transferred by the Unit Holders. Because of the adverse tax consequences which would have, through the 1998 fiscal year end, resulted from transfers of Class A Units to tax exempt entities, generally, transfers of Class A Units to tax exempt entities were not recognized by the Partnership except for transfers upon death and by operation of law and transfers by gift to religious, charitable, educational or similar organizations and trusts. The Managing General Partner, in its discretion, may permit the sale of Class B Units to some taxable investors and to a foreign corporation organized to purchase Units with the proceeds of a foreign offering. No transfer or assignment of any Unit shall be made if it would result in a change in the Partnership's tax status. A transfer will not be registered if, immediately thereafter, any transferor or transferee would hold less than five Units (two Units for an Individual Retirement Account or Keogh Plan) or if any transferor or transferee would hold a fraction of a Unit (except for a transfer by gift, inheritance or family dissolution or a transfer within a family or to an affiliate of the transferor).

     The approximate number of record holders of Units at December 31, 1998 was 37,937. The Partnership's CUSIP number is 55307D204 for Class A Units and 55307D303 for Class B Units.

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

     A distribution of $123.41 per Unit, representing net proceeds and related interest from the sales during the first half of the 1996 fiscal year of Santa Paula Shopping Center, Lompoc Shopping Center, The Macy's Building, Fullerton Business Center South and the land under 1801 Century Park East, was paid to Unit Holders on August 30, 1996. The Partnership did not make any cash distributions for the fiscal years 1998 and 1997.

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

     Under the terms of the Partnership Agreement, the General Partners will not retain any of the sale proceeds resulting from the anticipated sale of the property to Athens under the pending contract between Athens and TIA.

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


ITEM 6. SELECTED FINANCIAL DATA.

The  following  sets  forth a summary  of the  selected  financial  data for the
Partnership:

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                    FOR THE YEARS ENDED DECEMBER 31, 1998
                  and 1997 and NOVEMBER 30, 1996, 1995 AND 1994
                  (Dollars in Thousands, Except Per Unit Data)

                                                       1998          1997          1996          1995          1994
                                                  ------------- ------------- ------------- -------------- -------------
  Total Operating Revenues......................      $    811   $   1,145    $   5,458       $21,605   $     51,599
  Net income (loss) (a).........................          (502)       (726)       1,681        (8,383)        22,888
  Net income (loss) allocated to
     Limited Partners (a).......................          (502)       (726)      (2,639)       (9,677)        20,227
  Total assets - end of year (b)................        40,208      40,916       41,745       175,664        269,976
  Cumulative Limited Partners'
     distributions paid or payable - end of year...    359,281     359,281      359,281       319,509        215,765
  Limited Partners' capital
       - end of year (c)........................        39,533      40,035       40,798        83,209        196,630
  Per Unit Data (d):
       Net income (loss) (a)....................         (1.56)      (2.25)       (8.19)       (30.03)         62.76
       Distributions paid or payable (c)........            --          --       123.41        321.91         236.67
       Limited Partners' capital
         - end of year.........................         122.67      124.23       126.59        258.19         610.13


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


(c) Cumulative Limited Partners' distributions paid through December 31, 1998 have been allocated to the Limited Partners based upon the dates they became Unit Holders and are summarized as follows:

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


     Such cumulative Limited Partners' distributions included sales proceeds and related interest totalling $211,670,000, or $656.80 per Unit. For income tax purposes, all cash distributions are a tax-free return of capital until the cash received exceeds the tax basis of his/her partnership investment. Taxable income or losses of the Partnership are passed through to the Partners for inclusion in their respective tax returns, as reflected on the Federal Schedules K-1 distributed to the Partners each year.

     Distributions per Unit paid or payable for each of the last five years consist of the following:

          Fiscal         Distrbutable          Sales
          Year               Cash            Proceeds           Total
          ------         ------------        --------          -------

           1998             $    -           $     -           $     -
           1997                  -                 -                 -
           1996                  -            123.41            123.41
           1995              36.78            285.13            321.91
           1994              50.00            186.67            236.67


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

     Liquidity and Capital Resources

     Because the land formerly known as Treasure Island is the remaining property investment of the Partnership, pursuant to Section 8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of all of the Partnership's remaining assets. (see Item 3, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of this property).

     At December 31, 1998, the Partnership and its consolidated joint venture had cash and equivalents of approximately $4.7 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $1,685,000 from fiscal 1997 to fiscal 1998 primarily due to disbursements for certain costs and expenses related to the redevelopment of the property.

     Cash used in operating activities primarily resulted from the Partnership's operating loss net of interest income earned on the Partnership's portfolio of cash equivalents. Cash flows from operating activities decreased from 1997 to 1998 and from 1996 to 1997 primarily due to the sales of various real estate investments in fiscal 1996.

     Cash flows from investing activities includes the receipt of proceeds from the sales of real estate investments during the first half of fiscal 1996 totalling approximately $42.9 million. Cash flows from investing activities are also affected by increases and decreases in the Partnership's portfolio of cash equivalents. Such cash flows are affected by disbursements for the redevelopment of the property.

     Cash flows from financing activities relate entirely to distributions paid to the Partners. Distributions of distributable cash and/or proceeds from the sale of properties, if any, are made semi-annually on or before the last day of the third month following the end of the six month period. Thus, distributions relating to the second half of each year are paid in the first half of the subsequent year. There were no distributions paid in fiscal 1998 and 1997.
Distributions paid in the first half of fiscal 1996 included $83.7 million ($259.60 per Unit paid in December 1995) relating to proceeds from sales of four real estate investments in the second half of fiscal 1995 plus $5.9 million ($16.53 per Unit paid in January 1996) of distributable cash related to the second half of fiscal 1995.

     Cash Distributions

     Considering reserve requirements for the costs associated with the redevelopment and eventual sale of the Partnership's last property (which currently does not generate cash flows from operations), the Partnership does not expect to make future cash distributions to Limited Partners until the sale of this last property. Distributions of future sales proceeds will be made in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership. Buyers and sellers of Units will receive such distributions in accordance with the terms of the Partnership's transfer documents. The level and timing of distributions of sales proceeds will be dependent on the timing of the future sale of the remaining property and the ultimate sale price achieved, as well as on reserve requirements.

Results of Operations

     Significant fluctuations in the Partnership's operating results for the year ended December 31, 1998, as compared to 1997, and for the year ended December 31, 1997, as compared to 1996, are primarily attributable to the following:

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

     The  decreases  in  rental   income,   property   operating   expenses  and
depreciation expense for 1998, as compared to 1997, and for 1997, as compared to 1996, primarily relate to the sales of various investments in fiscal 1996.


     The decrease in interest income for 1998, as compared to 1997, as well as the decrease for 1997 as compared to 1996 primarily relates to earnings on the net sales proceeds from the above mentioned property sales which had been invested in the Partnership's portfolio of cash equivalents and marketable debt securities prior to the distribution of such proceeds to the Partners.

Year 2000 Compliance Initiative

     The year 2000 ("Y2K") problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

     Overall, Registrant believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Y2K compliant. Registrant has been working with third-party software vendors to ensure that computer programs utilized by Registrant are Y2K compliant. In addition, Registrant has contacted third parties to ascertain whether these entities are addressing the Y2K issue within their own operation.

     The Managing General Partner is responsible for providing administrative and accounting services necessary to support Registrant's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch will participate in further industrywide testing currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions.

     Although Registrant has not finally determined the cost associated with its Year 2000 readiness efforts, Registrant does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which Registrant's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with Registrant's systems would not have a material adverse effect on Registrant's business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                                      INDEX


                                                                    PAGE

Report of Independent Auditors                                       20

Consolidated Balance Sheets, December 31, 1998 and 1997              21

Consolidated Statements of Operations                                22
  for the Years Ended December 31, 1998 and 1997 and
  November 30, 1996

Consolidated Statements of Changes in Partners' Capital              23
  for the Years Ended December 31, 1998 and 1997, the One Month Ended December 31, 1996, and the Year Ended November 30, 1996

Consolidated Statements of Cash Flows                                24
  for the Years Ended December 31, 1998 and 1997
  and November 30, 1996

Notes to Consolidated Financial Statements                           25


FINANCIAL STATEMENT SCHEDULES:
-----------------------------


Real Estate and Accumulated Depreciation - Schedule III              32

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

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
MLH Income Realty Partnership VI and Consolidated Joint Ventures


     We have audited the consolidated financial statements of MLH Income Realty Partnership VI and consolidated joint ventures as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1998 and for the one year period ended November 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MLH Income Realty Partnership VI and consolidated joint ventures at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and for the one year period ended November 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP


February 19, 1999
New York, New York

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (Dollars in Thousands)




                                                                1998                     1997
                                                             ---------                ---------
ASSETS:
REAL ESTATE INVESTMENTS:
  Investment property (Notes 1,2,3,4,8 and 9)
     Land                                                    $  26,716                $  26,716
  Other real estate assets (Note 1)                              8,617                    7,696
                                                             ---------                ---------
                     Total real estate investments              35,333                   34,412
                                                             ---------                ---------

OTHER ASSETS:
  Cash and equivalents (Notes 1 and 6)                           4,749                    6,434
  Interest and other receivables, net of allowances
   of $0 in 1998 and $1,091 in 1997                                122                       62
  Prepaid expenses and other                                         4                        8
                                                             ---------                ---------
                     Total other assets                          4,875                    6,504
                                                             ---------                ---------

                     TOTAL                                   $  40,208                $  40,916
                                                             =========                =========

LIABILITIES:
Accounts payable and accrued expenses                        $     161                $     367
Other liabilities                                                  514                      514
                                                             ---------                ---------
                     Total liabilities                             675                      881
                                                             ---------                ---------


PARTNERS' CAPITAL (Notes 1, 7 and 8):
General Partners:
     Capital contributions                                          25                       25
     Cumulative income                                          20,405                   20,405
     Cumulative distributions                                  (20,430)                 (20,430)
                                                             ---------                ---------
                                                                     -                        -
                                                             ---------                ---------
Limited Partners (322,275 Units):
     Capital contributions, net of offering expenses           294,968                  294,968
     Cumulative income                                         103,846                  104,348
     Cumulative distributions                                 (359,281)                (359,281)
                                                             ---------                ---------
                                                                39,533                   40,035
                                                             ---------                ---------
                     Total Partners' capital                    39,533                   40,035
                                                             ---------                ---------

                     TOTAL                                   $  40,208                $  40,916
                                                             =========                =========


                See Notes to Consolidated Financial Statements.


                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND NOVEMBER 30, 1996
                  (In Thousands, Except Unit and Per Unit Data)



                                                                       1998               1997                1996
                                                                 ---------------     --------------     ---------------
 OPERATING REVENUES:
 Rental and management fees                                      $           523     $          740     $         1,693
 Interest                                                                    288                405               2,396
 Gains on sales of real
   estate investments (Note 4)                                                 -                  -               1,369
                                                                 ---------------     --------------     ---------------
             Total operating revenues                                        811              1,145               5,458
                                                                 ---------------     --------------     ---------------

 OPERATING EXPENSES:
 Property operating                                                        1,042              1,555               2,303
 Depreciation                                                                  -                  -                 288
 General and administrative                                                  271                316                 757
 Losses on sales of real estate
   investments (Notes 1 and 4)                                                 -                  -                 430
                                                                 ---------------     --------------     ---------------
             Total operating expenses                                      1,313              1,871               3,778
                                                                 ---------------     --------------     ---------------

 (LOSS) INCOME FROM OPERATIONS                                              (502)              (726)              1,680

 MINORITY INTEREST IN CONSOLIDATED
   JOINT VENTURE'S OPERATIONS                                                  -                  -                   1
                                                                 ---------------     --------------     ---------------

 NET (LOSS) INCOME (Note 8)                                      $          (502)    $         (726)    $         1,681
                                                                 ===============     ==============     ===============


 NET INCOME ALLOCATED TO
   GENERAL PARTNERS (Note 1)                                     $             -     $            -     $         4,320
                                                                 ===============     ==============     ===============

 NET LOSS ALLOCATED TO LIMITED PARTNERS                          $          (502)    $         (726)    $        (2,639)
                                                                 ===============     ==============     ===============

 NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                          $         (1.56)    $        (2.25)    $         (8.19)
                                                                 ===============     ==============     ===============

UNITS OF LIMITED PARTNERSHIP INTEREST                                    322,275            322,275             322,275
                                                                 ===============     ==============     ===============

                 See Notes to Consolidated Financial Statements.

                                             MLH INCOME REALTY PARTNERSHIP VI
                                              AND CONSOLIDATED JOINT VENTURES
                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997, THE ONE MONTH ENDED
                          DECEMBER 31, 1996 AND FOR THE YEAR ENDED NOVEMBER 30, 1996
                                                (Dollars in Thousands)


                                                                                 Limited
                                                          General                Partners
                                                         Partners              (322,275 Units)            Total
                                                       -----------             ----------------        -------------


 BALANCE NOVEMBER 30, 1995                             $         -             $     83,209            $    83,209
 Net income (loss)                                           4,320                   (2,639)                 1,681
 Distributions                                              (4,320)                 (39,772)               (44,092)
                                                       -----------             ------------            -----------

 BALANCE NOVEMBER 30, 1996                                       -                   40,798                 40,798
 Net loss                                                        -                      (37)                   (37)
                                                       -----------             ------------            -----------

 BALANCE DECEMBER 31, 1996                                       -                   40,761                 40,761
 Net loss                                                        -                     (726)                  (726)
                                                       -----------             ------------            -----------

 BALANCE DECEMBER 31, 1997                                       -                   40,035                 40,035
 Net loss                                                        -                     (502)                  (502)
                                                       -----------             ------------            -----------

 BALANCE DECEMBER 31, 1998                             $         -             $     39,533            $    39,533
                                                       ===========             ============            ===========


                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 1998 and 1997 and November 30, 1996
                             (Dollars in Thousands)
                                                                                       1998               1997               1996
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                              $    (502)         $    (726)         $   1,681
     Items reconciling net (loss) income to net cash
       provided by (used in) operating activities:
           Gains on sales of real estate investments (Note 4)                            --                 --               (1,369)
           Losses on sales of real estate investments (Note 4)                           --                 --                  430
           Depreciation                                                                  --                 --                  288
           Minority interest in consolidated joint
             venture's operations                                                        --                 --                   (1)
           Distributions of earnings to venture partner
             in consolidated joint venture                                               --                 --                  (85)
           Bad debt expense (recovery)                                                    (16)               (85)               919
           Changes in operating assets and liabilities:
              Interest and other receivables                                              (44)                37                585
              Accounts payable and accrued expenses                                      (206)               196               (517)
              Other assets and other liabilities, net                                       4                 (6)               108
                                                                                    ---------          ---------          ---------
Net cash provided by (used in)operating activities                                       (764)              (584)             2,039
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments,
       net of selling expenses (Note 4)                                                  --                 --               42,901
     Property improvements                                                               (921)            (1,903)            (4,350)
     Settlement of escrow account                                                        --                 --                1,299
     Maturities of marketable debt securities                                            --                 --               80,948
     Purchases of marketable debt securities                                             --                 --              (26,344)
                                                                                    ---------          ---------          ---------
Net cash provided by (used in) investing activities                                      (921)            (1,903)            94,454
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to partners                                                      --                 --             (133,663)
                                                                                    ---------          ---------          ---------
Net cash used in financing activities                                                    --                 --             (133,663)
                                                                                    ---------          ---------          ---------

NET DECREASE IN CASH AND EQUIVALENTS                                                   (1,685)            (2,487)           (37,170)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                               6,434              8,921             46,253
                                                                                    ---------          ---------          ---------

CASH AND EQUIVALENTS, END OF PERIOD                                                 $   4,749          $   6,434          $   9,083
                                                                                    =========          =========          =========


                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     MLH Income Realty Partnership VI (the "Partnership" or the "Registrant") was formed under the New York Uniform Limited Partnership Act on December 4, 1984. The Partnership made equity investments in nineteen income-producing properties located throughout the United States.

     The Partnership's remaining real estate investment is the land formerly known as Treasure Island (the "property"). The property was officially closed as a mobile home park on March 15, 1996 and all former tenants have vacated the property. Treasure Island Associates (TIA), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants and the closing of the property as a mobile home park. See Note 9 for a discussion of local legislation, administrative requirements and litigation affecting the property.

     TIA and an unaffiliated entity, and Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona-based real estate developer ("Athens"), executed an amendment dated as of December 24, 1998 (the "Amendment"), to the Contract (the "Contract") for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community. The Contract provides for Athens to pay to TIA a monthly overhead charge along with certain costs and expenses associated with operating the property. The Amendment, among other things, provides that the closing date shall be no later than September 15, 1999 and sets the purchase price for the property at $37,000,000. If the closing has not occurred by June 1, 1999, the purchase price to be paid by Athens will increase by an amount equal to an annualized 10% of the stated purchase price until the closing date. The Contract is subject to several conditions, and there can be no assurance that a sale will be consummated.

     Certain Laguna Beach residents have submitted referendum petitions in opposition to actions taken by the Laguna Beach City Council necessary to implement the project. The referendum petitions oppose the adoption by the City Council of resolutions approving the Specific Plan contained in the Treasure Island Local Coastal Program and an amendment to the City's General Plan necessary to implement the project, and the approval by the City Council of an ordinance amending the City Zoning Code, which are necessary to implement the Treasure Island Local Coastal Program. On January 19, 1999 in response to the referendum petitions, the City Council scheduled a special election for Tuesday, April 27, 1999.

     The Amendment provides that, in the event that there is an unfavorable outcome from the referenda, Athens may terminate the Contract. In such case, TIA may then attempt to sell the property to another buyer. Unfavorable outcome of the referenda may reduce the purchase price that can ultimately be obtained upon the sale of the property.

     The Registrant wishes to ensure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current available data and reflect the Registrant's expectations that the referenda will result in a favorable outcome and that the property will be sold to Athens. Actual receipt of a favorable outcome on the referenda and closing of the sale are subject to future events and uncertainties, which could materially affect the ability of the Registrant to obtain a favorable outcome of the referenda and consummate the sale to Athens.

     Since this is the last remaining property investment of the Registrant, pursuant to Section 8.1 (ii) of the Registrant's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Registrant. The Registrant will not be liquidated, however, until payment of a final liquidating distribution to the Registrant's partners of all of the Registrant's remaining assets.

     Neither TIA nor the Registrant is an affiliate of Athens.

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

Impairment of Assets

     The Partnership regularly considers the recoverability of the net carrying values of its properties and other assets, and determines the need for any writedowns when there has been a significant decline in market value. No writedowns of assets were required in 1998, 1997 and 1996.

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents" . All such securities mature within one year, and any unrealized gains or losses on these securities for the year ended December 31, 1998 are immaterial.

     Income Taxes

     No provision has been made in the accompanying consolidated financial statements for any income taxes since, pursuant to provisions of the internal revenue code, each item of income, gain, loss, deduction or credit is reportable by the Partners. The Partnership is subjuect to California franchsise taxes.

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

     Under the terms of the Partnership Agreement the General Partners will not retain any of the sale proceeds resulting from the anticipated sale of the property to Athens under the pending contract between Athens and TIA.

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
                                                                       ======
2.   INVESTMENT PROPERTIES

     The Partnership made equity investments in income-producing properties located throughout the United States. Certain properties were owned through joint venture arrangements, generally with affiliates of the Managing General Partner who may have been entitled to allocations of sales proceeds under certain circumstances on disposition. All but one real estate investment ("the property") has been sold (see Notes 3 and 4). The investment in real estate
(including the consolidated joint venture interests) were composed of the following property at December 31, 1998 and 1997 (dollars in thousands):

                                 Dec. 31,
                                  1998       Approximate
                                 Number     Size (Unaudited)     1998     1997
                                ---------   ---------------    -------  --------

Land held for redevelopment           1        27 acres       $26,716   $ 26,716
                                ========                      =======   ========

3.   JOINT VENTURES

     Treasure Island Associates

     On August 1, 1989, the Partnership, through a joint venture partnership, acquired an interest in a 266-space mobile home community located in Laguna Beach, California for a total amount, including purchase price and fees, of $43,000,000.

4.   SALES OF REAL ESTATE INVESTMENTS

     There were no sales during the years ended December 31, 1998 and 1997.

     During fiscal year 1996, the Partnership sold five real estate investments:
Santa Paula Shopping Center, Lompoc Shopping Center , The Macy's Building and its ground lease interest in 1801 Century Park East and Fullerton Business Center South. Net sales proceeds from these sales were approximately $42.9 million and the Partnership realized a net gain of $939,000.

5.   TRANSACTIONS WITH AFFILIATES

     The Partnership reimburses the Managing General Partner (or an affiliate) for certain expenses relating to the administration of the Partnership and its properties, in accordance with the Partnership Agreement. In addition, an affiliate of the Managing General Partner provided property management services for one property (that was sold in 1996). For the years ended December 31, 1998 and 1997 and November 30, 1996, such reimbursable expenses were as follows:

                                                1998         1997         1996
                                              --------    ---------    ---------
Direct out-of-pocket operating expenses...     $86,000     $111,000    $ 341,000
Property management fees..................          --           --        1,000



6. CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES

     The   following  is  a  summary  of  the   Partnership's   held-to-maturity
securities, which are classified as cash equivalents on the accompanying consolidated balance sheets (see also Note 1) (in thousands):

                                              Gross         Gross     Estimated
                                            Unrealized   Unrealized     Market
                                Cost          Gains        Losses       Value
                              -------       ----------   ----------   ---------

December 31, 1998:
-----------------
Cash equivalents:
Commercial paper............   $ 4,695       $    17      $   --       $ 4,712
                               =======       =======      ======       =======
December 31, 1997:
-----------------
Cash equivalents:
Commercial paper............   $ 6,319       $    54      $   --       $ 6,373
                               =======       =======      ======       =======

     All of the Partnership's investments in debt securities are classified as held-to-maturity and, at December 31, 1998, have scheduled maturities of less than one year. There were no gross realized gains or losses on sales of held-to-maturity securities in 1998, 1997 and 1996.

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

                                                            Year Ended
                                                 December 31,       November 30,
                                          -----------    ---------    ---------
                                             1998          1997         1996
                                          -----------    ---------    ---------
 Net income(loss)-financial
  statements, year-end December 31, 1998
  and 1997 and November 30, 1996            $    (502)   $    (726)   $   1,681
 Differences resulting from:
   Depreciation                                  (238)        (238)        (334)
   Gains and losses on sales of real
     estate investments                            --          --       (17,663)
 Provision for impairment of assets                --          --          --
 Bad debt expense                                (857)        (572)        --
                                            ---------    ---------    ---------
Net loss-income tax method,
  year-end December 31, 1998
  and 1997 and November 30, 1996            $  (1,597)   $  (1,536)   $ (16,316)
                                            =========    =========    =========
Limited Partners' share-Class A             $    (796)   $    (774)   $ (10,394)
                                            =========    =========    =========
Limited Partners' share-Class B             $    (785)   $    (762)   $ (10,242)
                                            =========    =========    =========
General Partners' share                     $     (16)   $     --     $   4,320
                                            =========    =========    =========

Partners' capital-financial statements,
  as of December 31, 1998 and 1997
  and November 30, 1996                     $  39,533     $ 40,035    $  40,798
Cumulatve differences resulting from:
  Depreciation                                (16,147)     (15,909)     (15,652)
  Gains and losses on sales of real
   estate investments                         (10,112)     (10,112)     (10,112)
  Provision for impairment of assets           43,041       43,041       43,041
  Other                                           800        1,657        2,077
                                            ---------    ---------    ---------
Partners, capital-income tax method,
  as of December 31, 1998 and 1997
  and November 30, 1996                     $  57,115    $  58,712    $  60,152
                                            =========    =========    =========
Limited Partners' share-Class A             $  28,777    $  29,573    $  30,299
                                            =========    =========    =========
Limited Partners' share-Class B             $  28,354    $  29,139    $  29,853
                                            =========    =========    =========
General Partners' share                     $    (16)    $      -     $      -
                                            =========    =========    =========


8.   NET ASSET VALUE AND APPRAISALS (UNAUDITED)

     The Partnership's Capital per Unit for financial reporting was $122.67 as of December 31, 1998 which approximates the Partnership's net asset value per Unit as of the same date. The net asset value was based upon the estimated future value of the property, together with other assets less liabilities and less the General Partners' 2% residual carried interest in future sale proceeds. Cumulative cash distributions from all sources totalled $1,121.58 per Unit for Limited Partners admitted on June 6, 1986. The net asset value per Unit at December 31, 1998 plus cumulative cash distributions to Limited Partners admitted on June 6, 1986 totalled $1,244.25 per Unit.

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

     In 1992, in compliance with an ordinance requiring mobile home park owners to apply for a conditional use permit ("CUP") prior to a park closure, TIA applied to the City of Laguna Beach (the "City") for a CUP. In 1994, the City adopted a resolution that approved the CUP but imposed conditions on TIA to mitigate the alleged adverse impact of the closure on tenants. TIA filed a lawsuit in the California Superior Court for the County of Orange ("the Court") challenging the mitigation conditions and Treasure Island Residents and Owners Association ("TIROA") intervened in the action. The Court issued a Writ of Mandate directing, among other things, the City to amend the resolution to limit the mitigation measures. The City then issued an amended resolution effectively complying with the Court's Writ of Mandate. TIA challenged the validity of the mitigation measures reimposed by the amended resolution and filed a second lawsuit with the Court. TIROA also intervened in this action.

     On May 2, 1995, the City adopted a second amended resolution substantially reducing the mitigation conditions and TIA executed a settlement agreement with the City that settled all lawsuits filed by TIA against the City concerning the closure of the mobile home park. TIROA challenged the second amended resolution.

     TIROA's lawsuit challenging the Second Amended Resolution, the tenants' actions filed with the Court and non-payment unlawful detainers and closure unlawful detainers were consolidated and transferred to the Court's Complex Litigation Panel. The Court rejected TIROA's challenge to the Second Amended Resolution and entered judgement against TIROA's and in favor of TIA. In addition, the Court entered a judgement of possession in favor of TIA against all tenants in the consolidated unlawful detainer actions. TIROA and the tenants appealed the adverse judgements.

     While these appeals were pending, TIROA, the tenants and TIA resolved all litigations through settlements.

     In February 1996, the Partnership submitted a development proposal to the City for the redevelopment of the property. The initial application included a combination of detached single-family residences, multi-family housing and a resort hotel complex, including meeting rooms and restaurants. The application consisted of a local coastal program ("LCP") and a specific plan reflecting such uses. An LCP is required by California law because the City has not obtained approval from the California Coastal Commission for a Local Coastal Program for the property as required by the California Coastal Act.

     The Planning Commission approved a development proposal for the property consisting of up to 275 hotel rooms and 37 residences on April 15, 1998.

     On  June  2,  1998,   TIA  executed  a  contract  (the   "Contract")   with
Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona-based real estate developer ("Athens"), for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community. The Contract provides for Athens to pay to TIA a monthly overhead charge along with certain expenses associated with operating the property. TIA and Athens executed an amendment to the Contract dated as of December 24, 1998 (the "Amendment"), that, among other things, provides that the closing date shall be no later than September 15, 1999 and sets the purchase price for the property at $37,000,000. If the closing has not occurred by June 1, 1999, the purchase price to be paid by Athens will increase by an amount equal to an annualized 10% of the stated purchase price until the closing date. The Contract is subject to several conditions, and there can be no assurance that a sale will be consummated.

     The City Council approved the master plan (the "Plan") on June 2, 1998. Because the property is on the oceanfront, the Plan was also subject to approval by the Coastal Commission before the City of Laguna Beach can issue further permits and approvals to implement the Plan. On August 13, 1998 and November 6, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. On November 17, 1998, the City Council approved such modifications and conditions. The Executive Director of the Coastal Commission reported the acceptance of such modifications and conditions to the Coastal Commission and, as a result of such report, the Plan became final on January 13, 1999.

     As part of the City's implementation of the Plan, the City Council adopted Resolution No. 98.075 on November 17, 1998 which incorporated new land use designations and an amended land use map regarding the Plan, and Ordinance No. 1349 on December 1, 1998 which, among other things, added the Treasure Island Specific Plan to the City's Municipal Code. On December 17, 1998 and December 29, 1998, based upon California law allowing submission of legislative actions to the electorate for approval, certain Laguna Beach residents filed petitions seeking a referendum to overturn Resolution No. 98.075 and Ordinance No. 1349, respectively. The Orange County Registrar of Voters verified that each petition contained the number of signatures required by the California Elections Code. On January 19, 1999, in response to the referendum petitions, the City Council scheduled a special election for Tuesday, April 27, 1999, for the purpose of submitting Resolution No. 98.075 and Ordinance No. 1349 to the voters. If the referenda are approved by the voters, the City Council's decisions with respect to Resolution No. 98.075 and Ordinance No. 1349 will be affirmed; if the referenda are disapproved, further proceedings by the Planning Commission and the City Council regarding the Plan will be required.

     The Planning Commission and City Council may now consider further permits and approvals to implement the Plan, such as a subdivision map, site development plan and design review.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named in the Petition as "real parties of interest."

     The Court has scheduled a hearing on the merits of the Petition to be held on April 28, 1999, at which time the Court will either announce its decision with respect to the Petition or will take the matter under advisement for announcement of its decision at a later date. The filing of the Petition does not affect the processing of the Plan by the Coastal Commission or processing of further permits and approvals to implement the Plan by the City. Counsel for the Partnership believes that the administrative record contains substantial evidence to support the City Council's approval of the Plan and will urge the Court to deny the Petition. If the Court grants the Petition and vacates all or part of the City Council's approval of the Plan, further proceedings by the Planning Commission and the City Council regarding the Plan would be required. The outcome of any such proceedings cannot be predicted at this time.

PARTNERSHIP LITIGATION

     On February 25, 1996, a series of putative class actions filed purportedly on behalf of, among others, all persons who purchased limited partnership interests in the Partnership were consolidated for pre-trial purposes by order of the U.S. District Court for the Southern District of New York. Thereafter, a consolidated complaint was filed pursuant to the order of the District Court. On July 17, 1996, the Court endorsed a stipulation and order which provided, among other things, for certification of a plaintiff class and the filing of a supplemental pleading in the action (the "Amended Complaint") adding claims under various New Jersey statutes. The Amended Complaint was filed, and notice of the action was sent to all members of the class pursuant to the stipulation and order of the Court.

     On September 27, 1996, the Partnership and other defendants moved to dismiss the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), on the grounds, among others, that the claims contained in the Amended Complaint were barred by the statute of limitations. On October 15, 1996, the Court granted plaintiffs until January 17, 1997 to file a second consolidated amended class action complaint (the "Second Amended Complaint"). Plaintiffs filed the Second Amended Complaint on January 17, 1997, and, on February 17, 1997, defendants moved to dismiss the Second Amended Complaint.

     On August 26, 1997, the Court granted the motion to dismiss, holding that plaintiffs' RICO claims were barred by the applicable statutes of limitations and dismissing the remaining state law claims for lack of subject matter jurisdiction. The court declined to grant plaintiffs leave to replead. On September 24, 1997, plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On August 28, 1998, the Second Circuit affirmed the dismissal of plaintiffs' complaint. Plaintiffs have taken no further action with regard to the lawsuit, and their time to do so has now expired.

                                                                    SCHEDULE III

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


                                                                 Cost
                                                Initial      Capitalized
                                               Cost to the   Subsequent to              Gross Amount at which Carried
                                             Partnership (A) Acquisition                 at Close of Period (B) (C)
                                      ---------------------  -----------                ----------------------------
                                                  Buildings  Land, Bldgs                          Buildings
                                                     and        and                                 and
                              Encum                Improve    Improve    Impairment               Improve               Accumulated
           Description      -brances     Land       -ments     -ments    Writedown (D)    Land     -ments       Total   Depreciation
-------------------------   -------- -----------  ---------  ---------- -------------  ---------- -------    --------   ------------
Land (formerly known
 as Treasure Island)
 Laguna Beach, California         -   $38,924,000  $4,076,000 $2,275,000  $(18,559,000) $26,716,000       -   $26,716,000         -
                            ========  ===========  ========== ==========  ============  =========== =======   ===========  ========



                                 Estimated
                                Useful lives
                                  Used in
                               Computation of
 Date of          Date        Depreciation and
Contruction     Acquired       Amoritization
-----------     --------      -----------------
   1937          8/01/89          35 years




     See Notes 2, 3, 4 and 8 of Notes to Consolidated Financial Statements.

(A)  The initial cost to the  Partnership is the contract  purchase price of the properties at the date of the purchase.
(B)  The  aggregate  cost of  properties  owned at December 31, 1998 for Federal income tax purposes was $46,288,000.

(C)  Reconciliation of investment properties owned:                      1998                  1997                1996
                                                                     -----------           -----------         -------------

            Opening balance                                          $26,716,000           $26,716,000           $71,624,000
            Sales of investment properties                                     -                     -           (45,458,000)
            Improvements                                                       -                     -               550,000
                                                                     -----------           -----------           -----------
               Balance at end of period                              $26,716,000           $26,716,000           $26,716,000
                                                                     ===========           ===========           ===========

(D)  The Partnership recorded impairment writedowns to its real estate investments in 1995, 1994 and 1992, as detailed below:

            Property:                                                     1995                 1994                 1992
                                                                     -----------           -----------         -------------

               Land (formerly known as Treasure Island)              $ 8,000,000           $ 3,300,000         $   7,259,000
                                                                     -----------           -----------         -------------
                                                                     $ 8,000,000           $ 3,300,000         $   7,259,000
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

     The names and dates of election of the directors and the executive officers of the Managing General Partner are as follows:


                                                                        Date of
         Name                               Officer                    Election
-----------------------------        ---------------------           -----------

Jack A. Cuneo                        Director                            8/22/84
                                     Chairman, Chief
                                     Executive Officer                    5/1/97
                                     President and Chief
                                     Operating Officer                    3/1/97

Michael R. Cowan                     Director and
                                     Senior Vice President               11/4/98

James V. Caruso                      Director and                        4/30/97
                                     Vice President                       1/1/97

Christina M. Titus                   Executive Vice President             2/1/98

Sharon D. McKenzie                   Chief Financial Officer and
                                     Vice President                      11/4/98

     Robert A. Aufenanger was a Director of the Managing General Partner of the Partnership from March 3, 1997 and Senior Vice President from May 1, 1997 through October 1998. Audrey A. Bommer was Chief Financial Officer and Vice President of the Managing General Partner of the Partnership from July 1, 1997 through November 4, 1998.

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

     ML&Co. and its subsidiaries, MLPF&S and Hubbard are affiliated with the Registrant. No other entity mentioned in the following biographical summaries is affiliated with the Registrant.

     The business experience of the directors and executive officers of the Managing General Partner is indicated below.

     Jack A. Cuneo (age 51) joined MLPF&S in 1975 and became a Director of the Managing General Partner of the Partnership on August 22, 1984. Mr. Cuneo became President and Chief Operating Officer of the Managing General Partner of the Partnership effective March 1, 1997 and was elected Chairman and Chief Executive Officer on May 1, 1997. Prior to joining MLPF&S, Mr. Cuneo was a consultant and real estate broker in Massachusetts specializing in commercial, residential and investment properties. He is a graduate of the City College of New York, has done post-graduate work toward a Ph.D. and was a part-time lecturer at the University of Massachusetts from 1969 to 1972. Mr. Cuneo is a member of the Commercial and Retail Development Council of the Urban Land Institute, the Pension Real Estate Association and is a member of the Policy Advisory Board of the Center for Real Estate and Urban Economics at the University of California at Berkeley.

     Michael R. Cowan (age 45) has been Senior Vice President and a Director of the Managing General Partner of the Partnership since November 1998. Mr Cowan joined Merrill Lynch in 1986 and is a Senior Vice President of its Corporate Services where he is responsible for Merrill Lynch's real estate, purchasing and support services worldwide. Mr Cowan is a graduate of the University of Notre Dame.

     James V. Caruso (age 47) has been a Vice President of the Managing General Partner of the Partnership since January 1997 and a Director since April 1997. Mr. Caruso joined Merrill Lynch in 1975 and is a Director in its Investment Banking Group ("IBK"). He is responsible for managing the IBK Corporate Accounting Department and the Controller's area of the Partnership Analysis & Finance Group. Since June 1992, Mr. Caruso has also performed administrative services for Merrill Lynch's retail partnerships. He is a graduate of Pace University.

     Christina M. Titus (age 48) joined Hubbard in 1980 and is Executive Vice President of the Managing General Partner of the Partnership. Prior to joining Hubbard, she was associated with the law firm of Trubin Sillcocks, New York, New York. Ms. Titus graduated from Georgetown University Law School and is a member of the New York Bar.

     Sharon D. McKenzie (age 40) is a Vice President and the Chief Financial Officer of the Managing General Partner of the Partnership, and is responsible for its accounting, treasury and tax functions. Ms. McKenzie joined Hubbard in 1992 and is an Assistant Vice President of Merrill Lynch. Prior to joining Hubbard, Ms. McKenzie held senior accounting positions at Deloitte & Touche. She is a Certified Public Accountant and a graduate of Cornell University. Ms. McKenzie received an MBA in Accounting from Pace University.

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

     The General Partners did not receive any cash distributions for the fiscal year ended December 31, 1998.

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

     (b) None of the directors or executive officers of the Managing General Partner is a beneficial owner of Depositary Units of the Partnership.


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


                                       MLH INCOME REALTY PARTNERSHIP VI

                                       By:  MLH Property Managers Inc.
                                            Managing General Partner



Date:  March ___, 1999                  By:  /s/Jack A. Cuneo
                                            Jack A. Cuneo
                                            President, Chief Executive Officer,
                                            Chairman and Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March __, 1999                       /s/Jack A. Cuneo
                                            Jack A. Cuneo
                                            Director of Managing General Partner




Date:  March __, 1999                       /s/ Michael R. Cowan
                                            Michael R. Cowan
                                            Director of Managing General Partner




Date:  March __, 1999                       /s/James V. Caruso
                                            James V. Caruso
                                            Director of Managing General Partner

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