Form 10-Q
period 1999-03-31
MLH INCOME REALTY PARTNERSHIP VI
filed 1999-05-14
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


      For Quarter Ended                             Commission File Number
       March 31, 1999                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets
  March 31, 1999 and December 31, 1998.

Consolidated Statements of Operations
 for the Three Months Ended March 31, 1999 and March 31, 1998

Consolidated Statements of Cash Flows
 for the Three Months Ended March 31, 1999 and March 31, 1998

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   FINANCIALS

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                       March 31,           December 31,
                                                                                         1999                   1998
                                                                                  -----------------     ------------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
Land                                                                              $          26,716     $           26,716
Other real estate assets                                                                      8,805                  8,617
                                                                                  -----------------     ------------------
  Total real estate investments                                                              35,521                 35,333
                                                                                  -----------------     ------------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                                                 4,422                  4,749
Interest and other receivables, net of allowances
  of $0 in 1999 and 1998                                                                        164                    122
Prepaid expenses and other                                                                      114                      4
                                                                                  -----------------     ------------------
    Total other assets                                                                        4,700                  4,875
                                                                                  -----------------     ------------------

    TOTAL                                                                         $          40,221     $           40,208
                                                                                  =================     ==================

LIABILITIES:
Accounts payable and accrued expenses                                             $             209     $              161
Other liabilities                                                                               514                    514
                                                                                  -----------------    -------------------
    Total liabilities                                                                           723                    675
                                                                                  -----------------     ------------------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                                          25                     25
  Cumulative income                                                                          20,405                 20,405
  Cumulative distributions                                                                  (20,430)               (20,430)
                                                                                  -----------------     ------------------
                                                                                                  -                      -
                                                                                  -----------------     ------------------
Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                                           294,968                294,968
  Cumulative income                                                                         103,811                103,846
  Cumulative distributions                                                                 (359,281)              (359,281)
                                                                                  -----------------     ------------------
                                                                                             39,498                 39,533
                                                                                  -----------------     ------------------
    Total Partners' capital                                                                  39,498                 39,533
                                                                                  -----------------     ------------------

    TOTAL                                                                         $          40,221     $           40,208
                                                                                  =================     ==================

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                 (Unaudited)


                                                      For the Three Months Ended
                                                   -----------------------------
                                                        March 31,               March 31,
                                                          1999                    1998
                                                   -------------------     -------------------
OPERATING REVENUES:
Rental and management fees                         $               177     $                49
Interest                                                            57                      83
                                                   -------------------     -------------------
       Total operating revenues                                    234                     132
                                                   -------------------     -------------------

OPERATING EXPENSES:
Property operating                                                 200                     280
General and administrative                                          69                      68
                                                  --------------------     -------------------
       Total operating expenses                                    269                     348
                                                  --------------------     -------------------

LOSS FROM OPERATIONS                                               (35)                   (216)


NET LOSS                                          $                (35)    $              (216)
                                                  ====================     ===================


NET LOSS ALLOCATED TO
  GENERAL PARTNERS                                $                  0     $                 0
                                                  ====================     ===================

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                                $                (35)    $              (216)

                                                  ====================     ===================
NET LOSS PER UNIT OF LIMITED
       PARTNERSHIP INTEREST                       $              (0.11)    $             (0.67)

                                                  ====================     ===================
UNITS OF LIMITED PARTNERSHIP INTEREST                          322,275                 322,275
                                                  ====================     ===================

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                             For the Three Months Ended
                                                                        March 31,                  March 31,
                                                                          1999                       1998
                                                                     ----------------           --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $            (35)          $         (216)
  Items reconciling net loss to net cash
    used in operating activities:
      Bad Debt Expense                                                              0                      (16)
      Changes in operating assets and liabilities:
        Interest and other receivables                                            (42)                      59
        Accounts payable and accrued expenses                                      48                      (34)
        Other assets and other liabilities, net                                  (110)                     (17)
                                                                     ----------------           --------------
Net cash used in operating activities                                            (139)                    (224)
                                                                     ----------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements                                                          (188)                    (437)
                                                                     ----------------           --------------
Net cash used in investing activities                                            (188)                    (437)
                                                                     ----------------           --------------


NET DECREASE IN CASH AND EQUIVALENTS                                             (327)                    (661)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       4,749                    6,434
                                                                     ----------------           --------------

CASH AND EQUIVALENTS, END OF PERIOD                                             4,422           $        5,773
                                                                     ================           ==============

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

     The Partnership's remaining real estate investment is the land formerly known as Treasure Island (the "property"), a scenic, oceanfront property situated on approximately 27 acres, including 3,000 feet of coastline along the Pacific Ocean, in Laguna Beach, California. As previously reported, the property was officially closed as a mobile home park on March 15, 1996 and all former tenants have vacated the property. Also as previously reported, Treasure Island Associates ("TIA"), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants. (see Note 2, Litigation, for a discussion of local legislation, administrative requirements and litigation affecting this property).

Future Developements of the Property

     As previously reported, TIA has entered into a contract and an amendment thereto ("Contract") with Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona based real estate developer ("Athens"), for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community.

     Certain Laguna Beach residents submitted referendum petitions in opposition to actions taken by the Laguna Beach City Council necessary to implement the redevelopment project. The referendum petitions sought to overturn resolutions adopted by the City Council approving the Specific Plan contained in the Treasure Island Local Coastal Program (Program) and an amendment to the City's General Plan, as well as the City Council's approval of an ordinance amending the City Zoning Code, all of which were necessary to implement the Program. In a special election held on April 27, 1999, the electorate voted to approve the actions of the City Council, allowing the redevelopment project to go forward.

     The Contract provides that the closing is scheduled to take place on July 27, 1999 and sets the purchase price for the property at $37,000,000. If the closing has not occurred by June 1, 1999, the purchase price to be paid by Athens will increase by an amount equal to an annualized 10% of the stated purchase price until the closing date. There can be no assurance that a sale will be consummated.

     The Partnership wishes to ensure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current available data and reflect the Partnership's expectations that the property will be sold to Athens in accordance with the terms set forth in the Contract. Actual closing of the sale is subject to future events and uncertainties, which could materially affect the ability of the Partnership to consummate the sale to Athens.

     Since this is the last property investment of the Partnership,  pursuant to
Section 8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of the Partnership's remaining assets.

     The following is a summary of significant accounting policies followed by the Partnership in the preparation of its consolidated financial statements:

Basis of Presentation

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments were of a normal, recurring nature. Footnote disclosure which substantially duplicates the disclosure contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, which is hereby incorporated by reference, has been omitted.

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents". All such securities mature within one year, and any unrealized gains or losses on these securities for the three months ended March 31, 1999 are immaterial.

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

2.   LITIGATION

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

     The City Council approved the master plan (the "Plan") on June 2, 1998. Because the property is on the oceanfront, the Plan was also subject to approval by the Coastal Commission. On August 13, 1998 and November 6, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. On November 17, 1998, the City Council approved such modifications and conditions. The Executive Director of the Coastal Commission reported the acceptance of such modifications and conditions to the Coastal Commission and, as a result of such report, the Plan became final on January 13, 1999.

     The Planning Commission and City Council may now consider further permits and approvals to implement the Plan, such as a subdivision map, site development plan and design review.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named in the Petition as real parties in interest. The Court held a hearing on the merits of the Petition on April 28, 1999, and announced its decision upholding the City Council's approval of the Plan. The decision is final unless Atherton appeals.

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

     At March 31, 1999, the Partnership and its consolidated joint venture had cash and equivalents of approximately $4.4 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $327,000 from December 31, 1998 to March 31, 1999 primarily due to disbursements for certain costs related to the redevelopment of the property.

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

     Results of Operations

     Fluctuations in the Partnership's operating results for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, are primarily attributable to the following:

     The decreases in property operating expenses primarily relate to declined activities at the Partnership's last property.

                                    PART II

Item 1. Legal Proceedings

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

     The City Council approved the master plan (the "Plan") on June 2, 1998. Because the property is on the oceanfront, the Plan was also subject to approval by the Coastal Commission. On August 13, 1998 and November 6, 1998, the Coastal Commission approved the Plan subject to certain modifications and conditions. On November 17, 1998, the City Council approved such modifications and conditions. The Executive Director of the Coastal Commission reported the acceptance of such modifications and conditions to the Coastal Commission and, as a result of such report, the Plan became final on January 13, 1999.

     The Planning Commission and City Council may now consider further permits and approvals to implement the Plan, such as a subdivision map, site development plan and design review.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named in the Petition as real parties in interest. The Court held a hearing on the merits of the Petition on April 28, 1999, and announced its decision upholding the City Council's approval of the Plan. The decision is final unless Atherton appeals.

Items 2-5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  Responses:

a) Exhibits: Exhibit 27  Financial Data Schedule
             For the period ending March 31, 1999.

b) Reports on Form 8-K:


     Report filed on January 15, 1999 disclosing under Item 5, Other Events, the execution of an amendment to the contract of sale of the land formerly known as Treasure Island.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      /s/ Sharon McKenzie
                                 ------------------------------
May 14, 1999                     Sharon McKenzie
                                 Vice President and
                                 Chief Financial Officer