Form 10-Q
period 1999-06-30
MLH INCOME REALTY PARTNERSHIP VI
filed 1999-08-13
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


      For Quarter Ended                             Commission File Number
       June 30, 1999                                      0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets
  June 30, 1999 and December 31, 1998.

Consolidated Statements of Operations
 for the three and six months Ended June 30, 1999 and June 30, 1998

Consolidated Statements of Cash Flows
 for the six months Ended June 30, 1999 and June 30, 1998

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
                                                              (Dollars in Thousands)



                                                                                       (Unaudited)
                                                                                          June 30,              December 31,
                                                                                           1999                    1998
                                                                                       ------------            -------------

       ASSETS:
       REAL ESTATE INVESTMENTS HELD FOR SALE (Note 1):
       Land                                                                            $     26,716            $      26,716
       Other real estate assets                                                               9,068                    8,617
                                                                                       ------------            -------------
                Total real estate investments                                                35,784                   35,333
                                                                                       ------------            -------------

       OTHER ASSETS:
       Cash and equivalents (Note 1)                                                          4,321                    4,749
       Interest and other receivables, net                                                       75                      122
       Prepaid expenses and other                                                                15                        4
                                                                                       ------------            -------------
                Total other assets                                                            4,411                    4,875
                                                                                       ------------            -------------

                TOTAL                                                                  $     40,195            $      40,208
                                                                                       ============            =============

       LIABILITIES:
       Accounts payable and accrued expenses                                           $        237            $         161
       Other liabilities                                                                        514                      514
                                                                                       ------------            -------------
                Total liabilities                                                               751                      675
                                                                                       ------------            -------------

       PARTNERS' CAPITAL:
       General Partners:
         Capital contributions                                                                   25                       25
         Cumulative income                                                                   20,405                   20,405
         Cumulative distributions                                                           (20,430)                 (20,430)
                                                                                      -------------            -------------
                                                                                                  -                        -
                                                                                      -------------            -------------
       Limited Partners (322,275 Units):
         Capital contributions, net of offering expenses                                    294,968                  294,968
         Cumulative income                                                                  103,757                  103,846
         Cumulative distributions                                                          (359,281)                (359,281)
                                                                                      -------------           --------------
                                                                                             39,444                   39,533
                                                                                      -------------           --------------
                Total Partners' capital                                                      39,444                   39,533
                                                                                      -------------           --------------

                TOTAL                                                                 $      40,195           $       40,208
                                                                                      =============           ==============


                See Notes to Consolidated Financial Statements.


                                                   MLH INCOME REALTY PARTNERSHIP VI
                                                   AND CONSOLIDATED JOINT VENTURES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Dollars in Thousands, Except Per Unit Data)
                                                              (Unaudited)


                                                                  For the Three Months Ended            For the Six Months Ended
                                                                 -----------------------------      -------------------------------
                                                                   June 30,          June 30,         June 30,            June 30,
                                                                    1999              1998              1999                1998
                                                                 ------------      -----------      -----------         -----------

OPERATING REVENUES:
Rental and management fees                                       $        174      $       110      $       351         $       159
Interest                                                                   50               78              107                 161
                                                                 ------------      -----------      -----------         -----------
             Total operating revenues                                     224              188              458                 320
                                                                 ------------      -----------      -----------         -----------

OPERATING EXPENSES:
Property operating                                                        188              359              388                 639
General and administrative                                                 90               67              159                 135
                                                                 ------------      -----------      -----------         -----------
             Total operating expenses                                     278              426              547                 774
                                                                 ------------      -----------      -----------         -----------

NET LOSS                                                         $         54      $       238      $        89         $       454
                                                                 ============      ===========      ===========         ===========

NET LOSS ALLOCATED TO
  GENERAL PARTNERS                                               $          -      $         -      $         -         $         -
                                                                 ============      ===========      ===========         ===========

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                                               $         54      $       238      $        89         $       454
                                                                 ============      ===========      ===========         ===========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                           $       0.17      $      0.74      $      0.28         $      1.41
                                                                 ============      ===========      ===========         ===========

UNITS OF LIMITED PARTNERSHIP INTEREST                                 322,275          322,275          322,275             322,275
                                                                 ============      ===========      ===========         ===========


                 See Notes to Consolidated Financial Statements.

                                               MLH INCOME REALTY PARTNERSHIP VI
                                                AND CONSOLIDATED JOINT VENTURES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in Thousands)
                                                           (Unaudited)

                                                                                         For the Six Months Ended
                                                                                 -----------------------------------------
                                                                                    June 30,                   June 30,
                                                                                     1999                       1998
                                                                                 -------------             ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                 $         (89)            $          (454)
        Items reconciling net loss to net cash
          used in operating activities:
              Bad debt expense                                                               -                         (15)
              Changes in operating assets and liabilities:
                 Interest and other receivables                                             47                         (57)
                 Accounts payable and accrued expenses                                      76                         (37)
                 Other assets and other liabilities, net                                   (11)                         (8)
                                                                                 -------------             ---------------
    Net cash provided by (used in) operating activities                                     23                        (571)
                                                                                 -------------             ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements                                                             (451)                       (791)
                                                                                 -------------             ---------------
    Net cash used in investing activities                                                 (451)                       (791)
                                                                                 -------------             ---------------


    NET DECREASE IN CASH AND EQUIVALENTS                                                  (428)                     (1,362)

    CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            4,749                       6,434
                                                                                 -------------             ---------------

    CASH AND EQUIVALENTS, END OF PERIOD                                          $       4,321             $         5,072
                                                                                 =============             ===============

                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     MLH Income Realty Partnership VI (the "Partnership") was formed under the New York Uniform Limited Partnership Act on December 4, 1984. The Partnership made equity investments in nineteen income-producing properties located throughout the United States.

     The Partnership's remaining real estate investment is the land formerly known as Treasure Island (the "property"), a scenic, oceanfront property situated on approximately 27 acres, including 3,000 feet of coastline along the Pacific Ocean, in Laguna Beach, California. As previously reported, the property was officially closed as a mobile home park on March 15, 1996 and all former tenants have vacated the property. Also as previously reported, Treasure Island Associates ("TIA"), the joint venture between the Partnership and an unaffiliated entity through which the Partnership owns an interest in the property, was involved in lawsuits concerning certain tenants. See Note 2, Litigation, for a discussion of local legislation, administrative requirements and litigation affecting this property.

Future Developments of the Property

     As previously reported, TIA has entered into a contract and an amendment thereto ("Contract") with Vestar-Athens Resorts, L.L.C., a Phoenix, Arizona based real estate developer ("Athens"), for the sale of the property. Athens plans to purchase the property and develop it as an oceanfront resort community.

     A Second Amendment to the Contract, dated as of July 27, 1999, provides for
(i) an additional down payment of $800,000 in the form of a promissory note that must be replaced with cash in that amount by no later than August 10, 1999, and
(ii) the closing date to be extended from July 27, 1999 to August 31, 1999. Athens satisfied the terms of the promissory note by depositing the additional down payment with the escrow agent.

     The purchase price under the Contract, as amended, is $37,000,000 and will be increased by an amount equal to an annualized 10% of this stated purchase price beginning June 1, 1999 until the closing date. There can be no assurance that a sale will be consummated.

     The Partnership wishes to ensure that statements made regarding expected future developments regarding the property are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current available data and reflect the Partnership's expectations that the property will be sold to Athens in accordance with the terms set forth in the Contract, as amended. There can be no assurance that a sale will be consummated. Actual closing of the sale is subject to future events and uncertainties, which could materially affect the ability of the Partnership to consummate the sale to Athens.

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

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents". All such securities mature within one year, and any unrealized gains or losses on these securities for the six months ended June 30, 1999 are immaterial.

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

     Under the terms of the Partnership Agreement, the General Partner will not retain any of the sale proceeds resulting from the anticipated sale of the property to Athens under the pending contract between Athens and TIA.

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

     In 1992, in compliance with an ordinance requiring mobile home park owners to apply for a conditional use permit ("CUP") prior to a park closure, TIA applied to the City of Laguna Beach (the "City") for a CUP. In 1994, the City adopted a resolution that approved the CUP but imposed conditions on TIA to mitigate the alleged adverse impact of the closure on tenants. Litigation between TIA, the City, various tenants and former tenants of the property, and the tenant association Treasure Island Residents and Owners Association ("TIROA") ensued concerning the mitigation conditions imposed by the City, possession of the property and related damages. This litigation was resolved through separate settlements among the parties.

     On May 2, 1996, George Posey, a nonresident tenant, filed an action with the Court against TIA for trespass, constructive eviction, breach of covenant of quiet enjoyment, declaratory relief, and unfair business practices. TIA successfully demurred to the complaint and a first amended complaint was filed July 19, 1996, seeking to set aside warehouseman's lien sale, cancellation of instrument, declaratory relief, malicious prosecution, constructive eviction, breach of covenant of quiet enjoyment, trespass, and unfair business practices. Mr. Posey claims that TIA wrongfully sold his mobilehome at a warehouseman's lien sale and thereafter denied him entry to the mobilehome. He seeks special damages of $50,000, general damages of $250,000, and punitive damages of $500,000. A jury trial is set for October 25, 1999.

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

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the Contract for the sale of the property) are named in the Petition as real parties in interest. The Court held a hearing on the merits of the Petition on April 28, 1999, and announced its decision upholding the City Council's approval of the Plan. Atherton has appealed the decision.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Liquidity and Capital Resources

     Because the land formerly known as Treasure Island ("the property") is the last remaining property investment of the Partnership, pursuant to Section 8.1
(ii) of the Partnership's Amended and Restated Agreement of Limited Partnership, the sale of this last property will cause the dissolution of the Partnership. The Partnership will not be liquidated, however, until payment of a final liquidating distribution to the Partnership's partners of all of the Partnership's remaining assets. See Part II, Item 1, Legal Proceedings, for a discussion of local legislation, administrative requirements and litigation affecting the potential disposition and value of this property.

     At June 30, 1999, the Partnership and its consolidated joint venture had cash and equivalents of approximately $4.3 million. Such funds are expected to be utilized for reserve requirements, redevelopment of the property, working capital requirements and, to the extent available, cash distributions to the Partners. In total, cash and equivalents decreased $428,000 from December 31, 1998 to June 30, 1999 primarily due to disbursements for certain costs related to the redevelopment of the property, net of interest income earned on the Partnership's portfolio of cash equivalents.

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

     Results of Operations

     Fluctuations in the Partnership's operating results for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, are primarily attributable to a decrease in total operating expenses as a result of declined activities at the Partnership's last remaining property.

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

     The Managing General Partner is responsible for providing administrative and accounting services necessary to support the Partnership's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Partnership utilizes systems provided by Merrill Lynch and these systems have completed Y2K renovation and testing. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. Merrill Lynch is also refining its contingency plans and expects to complete the testing of these plans at the end of the third quarter of 1999.

     Although the Partnership has not finally determined the cost associated with its Year 2000 readiness efforts, the Partnership does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which the Partnership's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Partnership's systems would not have a material adverse effect on the Partnership's business, financial condition or results of operations.

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

     In 1992, in compliance with an ordinance requiring mobile home park owners to apply for a conditional use permit ("CUP") prior to a park closure, TIA applied to the City of Laguna Beach (the "City") for a CUP. In 1994, the City adopted a resolution that approved the CUP but imposed conditions on TIA to mitigate the alleged adverse impact of the closure on tenants. Litigation between TIA, the City, various tenants and former tenants of the property, and the tenant association Treasure Island Residents and Owners Association (TIROA) ensued concerning the mitigation conditions imposed by the City, possession of the property and related damages. This litigation was resolved through separate settlements among the parties.

     On May 2, 1996, George Posey, a nonresident tenant, filed an action with the Court against TIA for trespass, constructive eviction, breach of covenant of quiet enjoyment, declaratory relief, and unfair business practices. TIA successfully demurred to the complaint and a first amended complaint was filed July 19, 1996, seeking to set aside warehouseman's lien sale, cancellation of instrument, declaratory relief, malicious prosecution, constructive eviction, breach of covenant of quiet enjoyment, trespass, and unfair business practices. Mr. Posey claims that TIA wrongfully sold his mobilehome at a warehouseman's lien sale and thereafter denied him entry to the mobilehome. He seeks special damages of $50,000, general damages of $250,000, and punitive damages of $500,000. A trial is set for October 25, 1999.

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

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. TIA, Merrill Lynch, Hubbard Inc. (an affiliate of the Managing General Partner) and The Athens Group (an affiliate of the party that executed the June 2, 1998 contract for the sale of the property) are named in the Petition as real parties in interest. The Court held a hearing on the merits of the Petition on April 28, 1999, and announced its decision upholding the City Council's approval of the Plan. Atherton has appealed the decision.

     Items 2-5 are herewith omitted as the response to all items is either none or not applicable.


Item 6.      Exhibits and Reports on Form 8-K

Responses:

a) Exhibits: Exhibit 27 Financial Data Schedule
             For the period ending June 30, 1999.

b) Reports on Form 8-K:

     Report filed on April 30, 1999 disclosing under Item 5, Other Events, the execution of an amendment to the contract of sale of the land formerly known as Treasure Island.



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      /s/ Sharon McKenzie
                                 Sharon McKenzie
                                 Vice President and
                                 Chief Financial Officer

August 13, 1999