Form 10-Q
period 1999-09-30
MLH INCOME REALTY PARTNERSHIP VI
filed 1999-11-15
CIK 771586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


      For Quarter Ended                             Commission File Number
      September 30, 1999                                   0-15532


                        MLH INCOME REALTY PARTNERSHIP VI
       (Exact name of registrant as specified in its governing instrument)


                 New York                              13-3272339
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:


Consolidated Balance Sheets
  September 30, 1999 and December 31, 1998.

Consolidated Statements of Operations
 For the Three and Nine Months Ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows
 For the Nine Months Ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                   MLH INCOME REALTY PARTNERSHIP VI
                                    AND CONSOLIDATED JOINT VENTURE
                                     CONSOLIDATED BALANCE SHEETS
                                        (Dollars in Thousands)

                                                                                (Unaudited)
                                                                                September 30,          December 31,
                                                                                    1999                  1998
                                                                                -------------          ------------
ASSETS:
REAL ESTATE INVESTMENTS HELD FOR SALE (Note 2):
Land                                                                            $           -          $     26,716
Other real estate assets                                                                    -                 8,617
                                                                                -------------          ------------
      Total real estate investments                                                         -                35,333
                                                                                -------------          ------------

OTHER ASSETS:
Cash and equivalents (Note 1)                                                          42,150                 4,749
Interest and other receivables, net                                                       170                   122
Prepaid expenses and other                                                                 10                     4
                                                                                -------------          ------------
      Total other assets                                                               42,330                 4,875
                                                                                -------------          ------------

      TOTAL                                                                     $      42,330          $     40,208
                                                                                =============          ============

LIABILITIES:
Accounts payable and accrued expenses                                           $         404          $        161
Other liabilities                                                                           -                   514
                                                                                -------------          ------------
      Total liabilities                                                                   404                   675
                                                                                -------------          ------------

PARTNERS' CAPITAL:
General Partners:
  Capital contributions                                                                    25                    25
  Cumulative income                                                                    20,405                20,405
  Cumulative distributions                                                            (20,430)              (20,430)
                                                                                -------------          ------------
                                                                                            -                     -
                                                                                -------------          ------------
Limited Partners (322,275 Units):
  Capital contributions, net of offering expenses                                     294,968               294,968
  Cumulative income                                                                   106,239               103,846
  Cumulative distributions                                                           (359,281)             (359,281)
                                                                                -------------          ------------
                                                                                       41,926                39,533
                                                                                -------------          ------------
      Total Partners' capital                                                          41,926                39,533
                                                                                -------------          ------------

      TOTAL                                                                     $      42,330          $     40,208
                                                                                =============          ============


                           See Notes to Consolidated Financial Statements.

                                               MLH INCOME REALTY PARTNERSHIP VI
                                                AND CONSOLIDATED JOINT VENTURE
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in Thousands, Except Per Unit Data)
                                                          (Unaudited)


                                                                For the Three Months Ended             For the Nine Months Ended
                                                                      September 30,                          September 30,
                                                             -------------------------------       -------------------------------
                                                                 1999               1998               1999               1998
                                                             ------------       ------------       ------------       ------------
OPERATING REVENUES:
Rental and management fees                                   $         73       $        169       $        424       $        328
Interest                                                              224                 66                331                227
Gain on sale of real estate investment (Note 2)                     2,381                  -              2,381                  -
                                                             ------------       ------------       ------------       ------------
        Total operating revenues                                    2,678                235              3,136                555
                                                             ------------       ------------       ------------       ------------

OPERATING EXPENSES:
Property operating                                                    112                229                501                868
General and administrative                                             83                 83                242                218
                                                             ------------       ------------       ------------       ------------
        Total operating expenses                                      195                312                743              1,086
                                                             ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                            $      2,483       $        (77)      $      2,393      $        (531)
                                                             ============       ============       ============       ============


NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                           $      2,483       $        (77)      $      2,393       $       (531)
                                                             ============       ============       ============       ============

NET INCOME (LOSS) PER UNIT OF LIMITED
        PARTNERSHIP INTEREST                                 $       7.71       $      (0.24)      $       7.43       $      (1.64)
                                                             ============       ============       ============       ============

UNITS OF LIMITED PARTNERSHIP INTEREST                             322,275            322,275            322,275            322,275
                                                             ============       ============       ============       ============



                                 See Notes to Consolidated Financial Statements.

                                               MLH INCOME REALTY PARTNERSHIP VI
                                                AND CONSOLIDATED JOINT VENTURE
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollars in Thousands)
                                                        (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                    1999                        1998
                                                                                ------------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                            $      2,393                $      (531)
   Items reconciling net income (loss) to net cash
       provided by(used in)operating activities:
       Gain on the sale of real estate investment (Note 2)                            (2,381)                         -
       Bad debt expense                                                                    -                        (16)
       Changes in operating assets and liabilities:
         Interest and other receivables                                                  (48)                      (186)
         Accounts payable and accrued expenses                                           230                       (138)
         Other assets and other liabilities, net                                         (20)                        (2)
                                                                                ------------                -----------
Net cash provided by (used in) operating activities                                      174                       (873)
                                                                                ------------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate investment, net
     of selling expenses (Note 2)                                                     37,808                          -
   Property improvements                                                                (581)                      (907)
                                                                                ------------                -----------
Net cash provided by (used in) investing activities                                   37,227                       (907)
                                                                                ------------                -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       37,401                     (1,780)


CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                              4,749                      6,434
                                                                                ------------                -----------

CASH AND EQUIVALENTS, END OF PERIOD                                             $     42,150                $     4,654
                                                                                ============                ===========


                                 See Notes to Consolidated Financial Statements.

                        MLH INCOME REALTY PARTNERSHIP VI
                         AND CONSOLIDATED JOINT VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   PARTNERSHIP DISSOLUTION SIGNIFICANT ACCOUNTING POLICIES

     MLH Income Realty Partnership VI (the "Partnership") sold its last real property investment on August 31, 1999 and thereby dissolved in accordance with
Article 8 Section 8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership will not be terminated until, among other things, its assets have been distributed. The Partnership expects that net proceeds from the sale of the property together with all other Partnership's funds, if any, will be distributed to Unit holders in December 1999, after settlement of remaining operating assets and liabilities and deductions to provide for expenses and wind-down costs of the Partnership. The final distribution is currently estimated to be approximately $129 per Depository Unit and is subject to change. After this final distribution, the Partnership will be terminated.


Organization

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

Cash Equivalents

     The Partnership classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost on the accompanying consolidated balance sheet. The purchase cost of such securities is included in "cash and equivalents". All such securities mature within one year, and any unrealized gains or losses on these securities for the nine months ended September 30, 1999 and 1998 are immaterial.

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

     Under the terms of the Partnership Agreement, the General Partner will not retain any of the sale proceeds resulting from the August 31, 1999 sale of the property. In addition, the General Partners are required to make additional capital contributions in accordance with the deficit restoration provision of the Partnership Agreement.

2. Sale of Real Estate Investment

     On August 31, 1999, Treasure Island Associates ("TIA"), a joint venture between the Partnership and an unaffiliated entity, sold Treasure Island (the "property") located in Laguna Beach, California. The sale price was approximately $37,922,000 and TIA incurred closing and other costs of approximately $114,000 in connection with the sale. All net proceeds from the sale of the property were distributed to the Partnership. In 1992, 1994 and 1995, the Partnership had recorded provisions for loss on impairment of the property totalling $18,559,000 which were adjusted as of the August 31, 1999 sale date to the final loss amount. As a result, the Partnership recorded a gain as of the August 31, 1999 sale date of $2,381,000 for financial reporting purposes.

     The Partnership expects to distribute the net sale proceeds, approximately $117 per Depository Unit, as part of a final distribution to the Limited
Partners in December 1999, in accordance with the terms of the Partnership Agreement. Buyers and sellers of Depository units will receive the distribution in accordance with the terms of the Partnership's transfer documents.


3.   LITIGATION

TREASURE ISLAND ASSOCIATES LITIGATION

     The Partnership owned a joint venture Partnership interest in the property formerly known as Treasure Island (the "property"), which was a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture Partnership between the Partnership and an unaffiliated entity, on August 1, 1989.

     On May 2, 1996, George Posey, a nonresident tenant, filed an action with the Court against TIA claiming that TIA wrongfully sold his mobilehome at a warehouseman's lien sale. This action was settled in August 1999.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. Since TIA has sold the property, TIA is no longer a party in interest.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Liquidity and Capital Resources

     MLH Income Realty Partnership VI (the "Partnership") sold, through a joint venture partnership with an unaffiliated entity, its last investment property on August 31, 1999, and, thereby, dissolved in accordance with Article 8 Section
8.1 (ii) of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")

     At September 30, 1999, the Partnership and its consolidated joint venture had cash and equivalents of approximately $42.1 million. Such funds are expected to be utilized for a final cash distribution to the Limited Partners. In total, cash and equivalents increased approximately $37.4 million from December 31, 1998 to September 30, 1999 primarily due to the receipt of proceeds from the August 31, 1999 sale of the Partnership's last investment property and interest income earned on the Partnership's portfolio of cash equivalents.

     Cash flows were affected by disbursements for the redevelopment of the property.

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

     Considering reserve requirements for liabilities and wind-down costs, the Partnership's final distribution of approximately $129 per Depository Unit, to the Limited Partners will be made in December 1999 in accordance with the Partnership Agreement. The final distribution is currently estimated to be approximately $129 per Depository Unit and is subject to change. Buyers and sellers of Units will receive such distributions in accordance with the terms of the Partnership's transfer documents.


Results of Operations

     Fluctuations in the Partnership's operating results for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, are primarily attributable to a decrease in total operating expenses as a result of declined activities at the Partnership's last property.

     On August 31, 1999, Treasure Island Associates ("TIA"), a joint venture between the Partnership and an unaffiliated entity, sold Treasure Island (the "property") located in Laguna Beach, California. The sale price was approximately $37,922,000 and TIA incurred closing and other costs of approximately $114,000 in connection with the sale. All net proceeds from the sale of the property were distributed to the Partnership. In 1992, 1994 and 1995, the Partnership recorded provisions for loss on impairment of the property totalling $18,559,000. A gain of $2,381,000 was recognized in 1999 to adjust the provision to the final loss amount.

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

     The Managing General Partner is responsible for providing administrative and accounting services necessary to support the Partnership's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Partnership utilizes systems provided by Merrill Lynch and these systems have completed Y2K renovation and testing. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Also, Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

     Although the Partnership has not finally determined the cost associated with its Year 2000 readiness efforts, the Partnership does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations. However, there can be no guarantee that the systems of other companies on which the Partnership's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Partnership's systems would not have a material adverse effect on the Partnership's business, financial condition or results of operations.

                                    PART II

Item 1. Legal Proceedings

TREASURE ISLAND ASSOCIATES LITIGATION

     The Partnership owned a joint venture Partnership interest in the property formerly known as Treasure Island (the "property"), which was a mobile home community located in Laguna Beach, California. The property was purchased by Treasure Island Associates ("TIA"), a joint venture Partnership between the Partnership and an unaffiliated entity, on August 1, 1989.

     On May 2, 1996, George Posey, a nonresident tenant, filed an action with the Court against TIA claiming that TIA wrongfully sold his mobilehome at a warehouseman's lien sale. This action was settled in August 1999.

     On July 6, 1998, Eugene R. Atherton, M.D. filed a Petition for Writ of Mandate (the "Petition") in the Orange County Superior Court against the City Council Members and others (Atherton v. City of Laguna Beach, et al., Action No. 796478). The Petition challenged the City's compliance with the California Environmental Quality Act in its consideration of the Plan and sought a Writ of Mandate vacating the City Council's approval of the Plan. Since TIA has sold the property, TIA is no longer a party in interest.

     Items 2-5 are herewith omitted as the response to all items is either none or not applicable.


Item 6.      Exhibits and Reports on Form 8-K

Responses:

a) Exhibits: Exhibit 27 Financial Data Schedule
             For the period ending September 30, 1999.

b) Reports on Form 8-K:

     Report filed on July 30, 1999 disclosing under Item 5, Other Events, the execution of a second amendment to the contract of sale of the land formerly known as Treasure Island.

     Report filed on August 26, 1999 disclosing under Item 5, Other Events, the execution of an assignment by the buyer of the contract of sale of the land formerly known as Treasure Island.

     Report filed on September 15, 1999 disclosing (i) under Item 5, Other Events, the sale of the land formerly known as Treasure Island, and (ii) the resulting dissolution of the Partnership.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MLH INCOME REALTY PARTNERSHIP VI

                        By:      MLH Property Managers Inc.
                                 Managing General Partner



                        By:      /s/ Sharon McKenzie
                                 --------------------------
                                 Sharon McKenzie
                                 Vice President and
                                 Chief Financial Officer

November __, 1999